Form 10QSB
period 2003-09-30
ONSOURCE CORP
filed 2003-11-19
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from to _______

Commission file number 000-50470

ONSOURCE CORPORATION
 (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-1561463 I.R.S. Employer Identification number

5455 Spine Road, Suite C, Boulder, Colorado 80301
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 527-2903
________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ] No [ ]

As of November 13, 2003, the Registrant had 772,929 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

The consolidated financial statements included herein have been prepared by OnSource Corporation. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and its results of operations for the three month periods ended September 30, 2003 and 2002 and its cash flows for the three month periods ended September 30, 2003 and 2002. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of September 30, 2003
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 50,608
Trade receivables, net of allowance of $22,500	199,297
Inventories	228,763
Other	3,154
Total current assets	481,822

Furniture, fixtures and equipment, net of accumulated depreciation	79,246

Total assets	$ 561,068

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 137,147
Accounts payable to affiliates	152,020
Accrued expenses	94,196
Current portion of notes payable	208,004
Other	40,000
Total current liabilities	631,367

Notes payable, net of current portion	1,714,900

Total liabilities	2,346,267

Commitments and contingencies	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
772,929 shares issued and outstanding	772
Additional paid-in capital	906,923
Accumulated (deficit)	(2,692,894)
Total stockholders' (deficit):	(1,785,199)

Total liabilities and stockholders' (deficit)	$ 561,068

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2003 and 2002
(Unaudited)
	2003	2002
REVENUES
Product sales	$ 428,732	$ 410,271
Service revenues	158,060	146,389
Total revenues	586,792	556,660

COST OF REVENUES
Product costs	234,982	215,437
Service costs	65,190	82,769
Total cost of revenue	300,172	298,206

GROSS PROFIT	286,620	258,454

OPERATING EXPENSES
Selling, general and administrative	204,264	188,041
Depreciation, less amounts reported as cost of revenues	4,686	5,283
Total operating expenses	208,950	193,324

OPERATING INCOME	77,670	65,130

OTHER INCOME (EXPENSE)
Interest expense	(43,565)	(46,585)
INCOME BEFORE TAXES	34,105	18,545

PROVISION FOR INCOME TAXES
Current	8,000	3,641
Deferred	(8,000)	(3,641)
Total taxes	-	-

NET INCOME	$ 34,105	$ 18,545

Basic Earnings per Common Share	$ 0.04	$ 0.02

Diluted Earnings per Common Share	$ 0.04	$ 0.02

Weighted Average Shares Outstanding - Basic:	772,929	770,429
Weighted Average Shares Outstanding - Diluted:	812,929	770,429

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 34,105	$ 18,545
Expenses not requiring cash outlays
Depreciation	4,686	13,272
Changes in operating assets and liabilites
Trade receivables	3,653	(30,954)
Inventories	2,384	36,103
Other	(2,145)	(5,907)
Accounts payable	(6,858)	11,621
Accrued expenses	22,516	29,205
Net cash provided by operating activities	58,341	71,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(17,923)	-
Net cash (used in) investing activities	(17,923)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(19,981)	(63,136)
Net cash (used in) financing activities	(19,981)	(63,136)

Net increase in cash	20,437	8,749

Cash at beginning of period	30,171	31,717

Cash at end of period	$ 50,608	$ 40,466

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 29,215	$ 32,888
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

1.       Organization and Consolidation

The Consolidated Financial Statements for the three months ended September 30, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

OnSource Corporation (the "Company" or "OnSource"), a Delaware corporation, provides products, equipment and services to the charitable gaming industry in Alaska. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company and its subsidiaries are:

ONSOURCE CORPORATION. (the "Company" or "OnSource") was incorporated in Delaware on October 4, 2000 as a wholly owned subsidiary of Global Casinos, Inc. ("Casinos"). At inception, 10,000 shares of common stock were issued to Casinos. Prior to July 1, 2001, OnSource did not engage in any operations. On July 1, 2001, Casinos transferred 100% of the outstanding common shares of GAI to OnSource in exchange for an additional 235,135 shares of OnSource common stock. In addition, OnSource assumed approximately $641,000 of debt from Casinos. As of July 1, 2001, OnSource became the successor to the operations of GAI. The transaction represented the reorganization of entities under common control. The financial statements reflect the historical cost basis of both entities, whereby GAI is considered to be the predecessor entity.

GLOBAL ALASKA INDUSTRIES, INC. ("GAI"), an Alaska corporation incorporated on August 1, 1997, is a holding company that owns 100% of the outstanding common stock of Alaska Bingo Supply, Inc. GAI was a wholly owned subsidiary of Global Casinos, Inc. until June 30, 2001. Effective July 1, 2001, GAI became a wholly owned subsidiary of OnSource Corporation.

ALASKA BINGO SUPPLY, INC. ("ABS") is an Alaska corporation located in Anchorage, Alaska. It was acquired by GAI on August 1, 1997. ABS is primarily engaged in the distribution of a full line of charitable gaming supplies and equipment including bingo paper and pull-tabs. ABS products are sold in Alaska to licensed non-profit organizations and municipalities that use the products for fund-raising purposes. ABS also receives facilities management income by providing facilities, furniture and equipment to bingo hall operators.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, it had an accumulated deficit of $1,785,199 and a working capital deficiency of $149,545. During the Company's existence (including the existence of its predecessor operations) its cash flow from operations has not been sufficient to fund all of its capital resource needs. Certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. The stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues its efforts to formulate plans and strategies to address its financial condition and increase profitability. Operating expenses have been reduced and management will continue its efforts to increase revenues. There can be no assurances that management will be successful in their efforts.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.       Earnings (Loss) per Common Share

Earnings (or loss) per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period).

4.       Income Taxes

There are differences in the accounting methods used for income tax purposes compared to financial reporting purposes. For tax purposes, all intangible assets are amortized over a fifteen-year period. For financial reporting purposes, the intangible assets were amortized over shorter periods. As a result, the Company has accumulated timing differences that can be utilized to offset future taxable income, if any. The current provision for income tax expense reflected in the financial statements has been offset by a deferred tax benefit in recognition of these accumulated timing differences.

5.       Commitments and Contingencies

The Company provides a bingo facility, on a turnkey basis, to organizations licensed to conduct bingo sessions by the State of Alaska. The Alaska Division of Gaming has adopted new regulations that prohibit distributors, including ABS, from managing turnkey bingo facilities. As such, ABS will be required to divest this facility management operation during fiscal 2004. The prohibited activities currently provide gross revenues of approximately $30,000 per month and have associated costs of approximately $20,000 per month.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to merger and acquisition activities. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating Alaska Bingo Supply, Inc. ("ABS").

Our operations are seasonal. ABS experiences a significant increase in business during the winter months.

We operate in a highly regulated environment subject to the political process. Charitable bingo and pull-tabs are under the regulatory supervision of the Alaska Department of Revenue's Gaming Unit. Published regulations of the Department of Revenue provide guidance on license requirements for distributors such as ABS as well as operational requirements for charitable organizations. We believe that we currently comply with all regulations affecting our operations. However, there can be no assurance that current laws and regulations will not be changed or interpreted in such a way as to require us to alter our present activities, further restrict profit margins or obtain additional capital equipment in order to obtain or maintain our licenses and permits.

The State of Alaska's Department of Revenue Gaming Unit recently adopted changes in the gaming regulations. One of those changes prohibits distributors from providing turnkey facility management services to bingo hall operators. Some of the services currently provided by ABS will be prohibited by the new regulations. The effective date of this regulation is January 1, 2004. ABS receives monthly revenues approximating $30,000 from services that will be prohibited. Its monthly cost of providing the services approximates $20,000. ABS plans to dispose of its facility management contract that involves prohibited activities. It is not known what proceeds, if any will be realized from the disposal, as there currently exists no agreement, arrangement or understanding with any party regarding the sale of the contract.

Results of Operations - Three Months Ended September 30, 2003 Compared to the Three Months ended September 30, 2002

Net Income

We recognized net income of $34,105 for the three months ended September 30, 2003 compared to net income of $18,545 for the same period in 2002. The restructuring of our operations that commenced in 2001 has continued to improve our operating results.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. We also provide facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Consolidated revenues for the three months ended September 30, 2003 were $586,792 compared to revenues of $556,660 for the same period in 2002. Product sales increased from $410,271 to $428,732, an increase of 4%. Service revenue increased from $146,389 to $158,060, an increase of 8%. We hired an additional marketing representative who has been able to expand our business, principally in the service area.

Cost of Revenues

The total cost of revenues increased by $1,966 from $298,206 to $300,172, an increase of 1%. Product costs increased by $19,545 to $234,982 for the three months ended September 30, 2003 as compared to $215,437 for the same period in 2002. Gross margins declined from 47% in 2002 to 45% in 2003 because of increasing competitive pressure on selling prices. Service costs decreased by $17,579 to $65,190 in 2003 compared to $82,769 in 2002. Certain assets that we use became fully depreciated and depreciation expense decreased.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $16,223 to $204,264 in 2003 compared to $188,041 in 2002. Substantially all of the increase was additional personnel costs associated with our increased marketing efforts.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABS. The note, with a principal balance of $1,922,904 at September 30, 2003, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $43,565 in 2003 from $46,585, in 2002, a decline of $3,020 or 6%. The decline in interest expense was a result of the new interest rate and the normal decline in principal balance as the monthly installments are paid.

Income Taxes

For tax purposes, the Company reported taxable losses for each of the last two fiscal years. There are differences in the accounting methods used for financial reporting purposes compared to tax reporting purposes. Our primary difference relates to the amortization of intangible assets. For tax purposes, all intangible assets are amortized over a fifteen-year period. For financial reporting purposes, the intangible assets were amortized over a shorter period. As of June 30, 2003, the accumulated timing difference was $2,383,000 and the potential future tax benefit was $595,000. The potential future tax benefit does not appear in the accompanying financial statements due to uncertainty about our ability to use the potential benefits. We did not pay any income taxes in 2003 and 2002, and we do not expect to pay income taxes in 2004.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, we have depended on funds received through debt and equity financing to address these shortfalls. We have also received, from time to time, cash advances from certain stockholders and affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such loans.

At September 30, 2003, the Company had cash and cash equivalents of $50,608, substantially all of which was utilized in our distributorship operations. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of ABSI, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

We are obligated under two operating leases for facilities in Anchorage. We lease one facility that has been configured for use as a bingo hall. The lease will expire in August 2005, unless extended. We also lease a facility that we use for our offices and warehouse. This lease will expire in July 2004, unless extended.

The following table summaries the remaining cash obligations associated with the Company's debt and long-term operating leases:
	Remaining Payments Due by Period:
Contractual obligations	Total	FY2004	FY2005-2006	FY2007-2008
Debt payments, including	$2,370,000	270,000	720,000	1,380,000
Interest
Operating leases	510,000	225,000	285,000	0
Total	$2,880,000	495,000	1,005,000	1,380,000

Net cash provided by operating activities decreased from $71,885 in 2002 to $58,341 in 2003. Cash used for inventory spending more than offset the improvement in net income.

Investing activities used net cash of $17,923 in 2003 compared to $0 in 2002. All of the cash used in 2003 was for capital expenditures.

We used cash of $19,981 for financing activities in 2003 compared to $63,136 in 2002. All of the cash used in financing activities was normal principal payments on our debt.

Current assets increased from $465,277 as of June 30, 2003 to $481,822 at September 30, 2003 an increase of 4% primarily due to increased cash balances. Current liabilities increased from $614,260 on June 30, 2003 to $631,367 on September 30, 2003. Our current liabilities increased primarily because we have not been sufficiently profitable to satisfy all of our obligations. Substantially all of our increase represents additional accrued expenses. There is a substantial balance of amounts due to or advances received from stockholders. The amounts due to stockholders are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

We continue to manage our trade account receivables, inventory levels, and operating expenses in response to current economic conditions. While we continue to seek short-term financing, we have not been successful in obtaining an appropriate credit facility, and we do not have any commitments from any source for additional working capital. While we believe that our current capital resources and expected cash generated from future operations will be sufficient to continue operations over the next twelve months, we can provide no assurance of such an outcome.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, we had an accumulated deficit and a working capital deficiency. Our annual sales revenues have declined substantially over the last five years. These conditions raise substantial doubt about our ability to continue as a going concern.

We continue our efforts to formulate plans and strategies to address our financial condition and increase profitability. We are evaluating methods to reduce costs and enhance our operating results. We cannot, however, provide any assurances that we will be successful in these endeavors.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

Outlook

We have adjusted our operating costs in an effort to match our current level of business. Deteriorating economic conditions in Alaska have adversely affected our performance. Should economic conditions continue to deteriorate in Alaska and increased competition erode our market share, we could be forced to take further cost reduction action to maintain adequate cash flow to continue operations. We believe that we have the ability to react to further deterioration in sales but there is no assurance that our efforts will result in increased liquidity or future profitability.

New regulations adopted by the State of Alaska will require us to phase out a portion of our facilities management services on or before January 1, 2004. We must divest our interest in any real property used as a bingo hall. We can continue our interest in equipment and other personal property. The real property component generated approximately $120,000 of gross margin to our operations for each of the years ended June 30, 2003 and 2002. We are currently exploring alternatives to minimize the impact of these regulations on our future operations. Should we be unsuccessful, the loss of these margins could have an adverse impact on our future operations and cash flows.

ITEM 3.       CONTROLS AND PROCEDURES

Frank L. Jennings, Principal Executive and Financial Officer of OnSource Corporation, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

Our Principal Executive and Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.       OTHER INFORMATION

       Item 1.       Legal Proceedings

                      None, except as previously disclosed.

       Item 2.       Changes in Securities

                      None, except as previously disclosed.

       Item 3.       Defaults Upon Senior Securities

                      None, except as previously disclosed.

       Item 4.       Submission of Matters to a Vote of Security Holders

                      None, except as previously disclosed.

       Item 5.       Other Information

                      None, except as previously disclosed.

       Item 6.       Exhibits and Reports on Form 8-K

Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ONSOURCE CORPORATION
Date: November 19, 2003	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer