Form 10QSB
period 2003-12-31
ONSOURCE CORP
filed 2004-02-17
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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
______________________________________________________________________ Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

As of February 9, 2004, the Registrant had 772,929 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by OnSource Corporation. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, and its results of operations for the three month periods and six month periods ended December 31, 2003 and 2002 and its cash flows for the six month periods ended December 31, 2003 and 2002. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's Pre-Effective Amendment No. 4 to Form SB-2.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of December 31, 2003
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 39,083
Trade receivables, net of allowance of $22,500	212,333
Inventories	256,680
Other	2,514
Total current assets	510,610

Furniture, fixtures and equipment, net of accumulated depreciation	81,480

Total assets	$ 592,090

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 155,666
Accounts payable to affiliates	228,917
Accrued expenses	67,510
Current portion of notes payable	211,916
Other	40,000
Total current liabilities	704,009

Notes payable, net of current portion	1,668,007

Total liabilities	2,372,016

Commitments and contingencies	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
772,929 shares issued and outstanding	772
Additional paid-in capital	906,923
Accumulated (deficit)	(2,687,621)
Total stockholders' (deficit):	(1,779,926)

Total liabilities and stockholders' (deficit)	$ 592,090

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

REVENUES
Product sales	$ 541,649	$ 488,216
Service revenues	162,649	145,359
Total revenues	704,298	633,575

COST OF REVENUES
Product costs	286,016	265,692
Service costs	74,250	90,089
Total cost of revenue	360,266	355,781

GROSS PROFIT	344,032	277,794

OPERATING EXPENSES
Selling, general and administrative	296,229	193,127
Depreciation, less amounts reported as cost of revenues	3,101	6,700
Total operating expenses	299,330	199,827

OPERATING INCOME	44,702	77,967

OTHER INCOME (EXPENSE)
Interest expense	(39,429)	(45,061)

INCOME BEFORE TAXES	5,273	32,906

PROVISION FOR INCOME TAXES
Current	1,250	7,240
Deferred	(1,250)	(7,240)
Total taxes	-	-

NET INCOME	$ 5,273	$ 32,906

Basic Earnings per Common Share	$ 0.01	$ 0.04

Diluted Earnings per Common Share	$ 0.01	$ 0.04

Weighted Average Shares Outstanding - Basic:	772,929	770,429

Weighted Average Shares Outstanding - Diluted:	772,929	770,429

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

REVENUES
Product sales	$ 970,381	$ 898,487
Service revenues	320,709	291,748
Total revenues	1,291,090	1,190,235

COST OF REVENUES
Product costs	520,998	481,129
Service costs	139,440	172,858
Total cost of revenue	660,438	653,987

GROSS PROFIT	630,652	536,248

OPERATING EXPENSES
Selling, general and administrative	500,493	381,168
Depreciation, less amounts reported as cost of revenues	7,787	11,983
Total operating expenses	508,280	393,151

OPERATING INCOME	122,372	143,097

OTHER INCOME (EXPENSE)
Interest expense	(82,994)	(91,646)

INCOME BEFORE TAXES	39,378	51,451

PROVISION FOR INCOME TAXES
Current	9,250	11,320
Deferred	(9,250)	(11,320)
Total taxes	-	-

NET INCOME	$ 39,378	$ 51,451

Basic Earnings per Common Share	$ 0.05	$ 0.07

Diluted Earnings per Common Share	$ 0.05	$ 0.07

Weighted Average Shares Outstanding - Basic:	772,929	770,429

Weighted Average Shares Outstanding - Diluted:	772,929	770,429

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 39,378	$ 51,451
Expenses not requiring cash outlays
Depreciation	11,165	24,313
Changes in operating assets and liabilites
Trade receivables	(9,383)	779
Inventories	(25,533)	(3,081)
Other	(1,505)	8,544
Accounts payable	88,558	27,367
Accrued expenses	(4,170)	2,391
Net cash provided by operating activities	98,510	111,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(26,636)	(4,582)
Net cash (used in) investing activities	(26,636)	(4,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(62,962)	(121,787)
Net cash (used in) financing activities	(62,962)	(121,787)

Net increase in cash	8,912	(14,605)

Cash at beginning of period	30,171	31,717

Cash at end of period	$ 39,083	$ 17,112

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 83,169	$ 77,879
Cash paid for income taxes	-	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)

1.       Organization and Consolidation

The Consolidated Financial Statements for the six months ended December 31, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's financial statements. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Pre-Effective Amendment No. 4 to Form SB-2.

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

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003, it had an accumulated deficit of $2,687,621 and a working capital deficiency of $193,399. During the company's existence (including the existence of its predecessor operations) its cash flow from operations has not been sufficient to fund all of its capital resource needs. Certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. The stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

5.       Facilities Management Services

Regulations recently adopted by the State of Alaska required us to phase out our turnkey facilities management services. Effective January 1, 2004, we assigned our interests in various leases and agreements to a private company. The private company is required to make monthly payments to ABS in the approximate amount of $19,700. This agreement removes ABS as the primary obligor under a lease for 14,000 square feet configured for use as a bingo hall. However, ABS was unable to negotiate a full and unconditional release and remains contingently liable under the lease. Under these circumstances, generally accepted accounting principles do not allow ABS to recognize a sale. Accordingly, ABS will record the benefit of this transaction as payments are received.

The agreements that were assigned to the private company generated approximately $43,000 in monthly revenues. Costs associated with these revenues approximated $21,000 per month.
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

The State of Alaska's Department of Revenue Gaming Unit recently adopted changes in the gaming regulations. One of those changes prohibits distributors from providing turnkey facility management services to bingo hall operators. Some of the services currently provided by ABS will be prohibited by the new regulations. Effective January 1, 2004, ABS assigned its interest in various leases and agreements to a private company. The private company is required to make monthly payments to ABS in the approximate amount of $19,700. The agreements that were assigned to the private company had previously generated monthly revenues approximating $43,000 and had associated costs approximating $21,000.

Results of Operations - Three Months Ended December 31, 2003 Compared to the Three Months ended December 31, 2002

Net Income

We recognized net income of $5,273 for the three months ended December 31, 2003 compared to net income of $32,906 for the same period in 2002. During the quarter, we incurred additional costs to issue stock to our stockholders.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Until December 31, 2003, we also provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Consolidated revenues for the three months ended December 31, 2003 were $704,298 compared to revenues of $633,575 for the same period in 2002. Product sales increased from $488,216 to $541,649, an increase of 11%. Service revenue increased from $145,359 to $162,649, an increase of 12%. We hired an additional marketing representative who has been able to expand our business.

Cost of Revenues

The total cost of revenues increased by $4,485 from $355,781 to $360,266, an increase of 1%. Product costs increased by $20,324 to $286,016 for the three months ended December 31, 2003 as compared to $265,692 for the same period in 2002. Gross margins improved from 46% in 2002 to 47% in 2003 because we improved our purchasing practices. Service costs decreased by $15,839 to $74,250 in 2003 compared to $90,089 in 2002. Certain assets that we use became fully depreciated and depreciation expense decreased.  The remainder of the decrease resulted from a decline in repairs and maintenance costs at the bingo facility.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $99,503 to $299,330 in 2003 compared to $199,827 in 2002. Approximately 58% of the increase were costs incurred to issue shares to our shareholders. The remainder of the increase was additional personnel costs associated with our increased marketing efforts.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABS. The note, with a principal balance of $1,879,923 at December 31, 2003, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $39,429 in 2003 from $45,061, in 2002, a decline of $5,632 or 12%. The decline in interest expense was a result of the new interest rate and the normal decline in interest expense as the monthly installments reduce the principal balance.

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

Results of Operations - Six Months Ended December 31, 2003 Compared to the Six Months ended December 31, 2002

Net Income

We recognized net income of $39,378 for the six months ended December 31, 2003 compared to net income of $51,451 for the same period in 2002. The restructuring of our operations that commenced in 2001 improved our gross profit, however, our operating costs increased as a result of costs incurred to issue stock to our shareholders.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Until December 31, 2003, we also provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Consolidated revenues for the six months ended December 31, 2003 were $1,291,090 compared to revenues of $1,190,235 for the same period in 2002. Product sales increased from $898,487 to $970,381, an increase of 8%. Service revenue increased from $291,748 to $320,709, an increase of 10%. We hired an additional marketing representative who has been able to expand our business.

Cost of Revenues

The total cost of revenues increased by $6,451 from $653,987 to $660,438, an increase of 1%. Product costs increased by $39,869 to $520,998 for the six months ended December 31, 2003 as compared to $481,129 for the same period in 2002. Gross margins were 46% for both years. Improvements in purchasing practices were offset by increasing competitive pressure on selling prices. Service costs decreased by $33,418 to $139,440 in 2003 compared to $172,858 in 2002. Certain assets that we use became fully depreciated and depreciation expense decreased. The remainder of the decrease resulted from a decline in repairs and maintenance costs at the bingo facility.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $119,325 to $500,493 in 2003 compared to $381,168 in 2002. Approximately 49% of the increase were costs incurred to issue shares to our shareholders. Approximately 21% of the increase was additional personnel costs associated with our increased marketing efforts. The remainder represents increased costs for insurance and utilities.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABS. The note, with a principal balance of $1,879,923 at December 31, 2003, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $82,994 in 2003 from $91,646, in 2002, a decline of $8,652, or 9%. The decline in interest expense was a result of the new interest rate and the normal decline in interest expense as the monthly installments reduce the principal balance.

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

At December 31, 2003, the Company had cash and cash equivalents of $39,083, substantially all of which was utilized in our distributorship operations. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of ABSI, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

We are obligated under one operating lease for facilities in Anchorage. We lease a facility that we use for our offices and warehouse. This lease will expire in July 2004, unless extended.

The following table summarizes the remaining cash obligations associated with the Company's debt and long-term operating leases:
		Remaining Payments Due by Period:
Contractual obligations	Total	FY2004	FY2005-2006	FY2007-2008
Debt payments, including	$2,280,000	180,000	720,000	1,380,000
Interest
Operating leases	30,000	30,000	0	0
Total	$2,310,000	210,000	720,000	1,380,000

We are contingently liable under a lease for a facility that has been configured for use as a bingo hall. Effective January 1, 2004, we assigned our rights and obligations under this lease to a private company. We were not able to negotiate a full and unconditional release from the landlord. Should the private company that purchased this asset default on its obligations, we would be required to make restitution to the landlord.

Net cash provided by operating activities decreased from $111,764 in 2002 to $98,510 in 2003. The reduction was primarily caused by the decline in net income.

Investing activities used net cash of $26,636 in 2003 compared to $4,582 in 2002. All of the cash used for investing activities was for capital expenditures.

We used cash of $62,962 for financing activities in 2003 compared to $121,787 in 2002. All of the cash used in financing activities was normal principal payments on our debt.

Current assets increased from $465,277 as of June 30, 2003 to $510,610 at December 31, 2003 an increase of 10% primarily due to increased accounts receivable and inventory balances required to support the seasonal increase in our business. Current liabilities increased from $614,260 on June 30, 2003 to $704,009 on December 31, 2003. Our current liabilities increased primarily because we have not been sufficiently profitable to satisfy all of our obligations. There is a substantial balance of amounts due to or advances received from stockholders. The amounts due to stockholders are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003, we had an accumulated deficit and a working capital deficiency. Our annual sales revenues have declined substantially over the last five years. These conditions raise substantial doubt about our ability to continue as a going concern.

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

New regulations adopted by the State of Alaska required us to phase out a portion of our facilities management services. Effective January 1, 2004, we assigned our rights and obligations under certain leases and agreements to a private company. The assignee is required to make monthly payments to us in the approximate amount of $19,700. The business activities that were assigned to the private company previously generated monthly cash flow of approximately $22,000. Should the private company fail to make payments to us when they are due, it would have a material adverse impact on our cash flows. In addition, we were unable to negotiate a full and unconditional release of our obligations under the old leases. Should the private company fail to make payments to the landlord, we would be required to make restitution.

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
ONSOURCE CORPORATION
Date: February 17, 2004	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer