Form 10QSB
period 2004-03-31
ONSOURCE CORP
filed 2004-05-14
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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
_______________________________________________________________________ Former name, former address, and former fiscal year, if changed since last report

 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]    No [    ]

As of May 4, 2004, the Registrant had 817,929 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

 PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by OnSource Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and its results of operations for the three month periods and nine month periods ended March 31, 2004 and 2003 and its cash flows for the nine month periods ended March 31, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's Pre-Effective Amendment No. 4 to Form SB-2.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of March 31, 2004
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 64,379
Trade receivables, net of allowance of $22,500	249,461
Inventories	243,759
Other	1,692
Total current assets	559,291

Furniture, fixtures and equipment, net of accumulated depreciation	73,603

Total assets	$ 632,894

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 173,548
Accounts payable to affiliates	212,823
Accrued expenses	88,173
Current portion of notes payable	213,461
Other	40,000
Total current liabilities	728,005

Notes payable, net of current portion	1,618,855

Total liabilities	2,346,860

Commitments and contingencies	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
817,929 shares issued and outstanding	818
Additional paid-in capital	929,377
Accumulated (deficit)	(2,644,161)
Total stockholders' (deficit):	(1,713,966)

Total liabilities and stockholders' (deficit)	$ 632,894

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2004 and 2003
(Unaudited)
	2004	2003
REVENUES
Product sales	$ 469,473	$ 399,906
Service revenues	34,687	144,961
Total revenues	504,160	544,867

COST OF REVENUES
Product costs	264,545	212,224
Service costs	9,616	97,938
Total cost of revenue	274,161	310,162

GROSS PROFIT	229,999	234,705

OPERATING EXPENSES
Selling, general and administrative	201,554	168,374
Depreciation, less amounts reported as cost of revenues	6,348	2,291
Total operating expenses	207,902	170,665

OPERATING INCOME	22,097	64,040

OTHER INCOME (EXPENSE)
Interest expense	(37,812)	(42,110)
Proceeds from sale of facilities contract	59,175	-
INCOME BEFORE TAXES	43,460	21,930

PROVISION FOR INCOME TAXES
Current	8,975	3,680
Deferred	(8,975)	(3,680)
Total taxes	-	-

NET INCOME	$ 43,460	$ 21,930

Basic Earnings per Common Share	$ 0.06	$ 0.03

Diluted Earnings per Common Share	$ 0.06	$ 0.03

Weighted Average Shares Outstanding - Basic:	786,429	770,429

Weighted Average Shares Outstanding - Diluted:	786,429	770,429

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2004 and 2003
(Unaudited)
	2004	2003
REVENUES
Product sales	$ 1,439,854	$ 1,298,393
Service revenues	355,396	436,709
Total revenues	1,795,250	1,735,102

COST OF REVENUES
Product costs	785,543	693,353
Service costs	149,056	270,796
Total cost of revenue	934,599	964,149

GROSS PROFIT	860,651	770,953

OPERATING EXPENSES
Selling, general and administrative	702,047	549,542
Depreciation, less amounts reported as cost of revenues	14,135	14,274
Total operating expenses	716,182	563,816

OPERATING INCOME	144,469	207,137

OTHER INCOME (EXPENSE)
Interest expense	(120,806)	(133,756)
Proceeds from sale of facilities contract	59,175	-

INCOME BEFORE TAXES	82,838	73,381

PROVISION FOR INCOME TAXES
Current	18,225	15,000
Deferred	(18,225)	(15,000)
Total taxes	-	-

NET INCOME	$ 82,838	$ 73,381

Basic Earnings per Common Share	$ 0.11	$ 0.10

Diluted Earnings per Common Share	$ 0.11	$ 0.10

Weighted Average Shares Outstanding - Basic:	777,429	770,429

Weighted Average Shares Outstanding - Diluted:	777,429	770,429

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2004 and 2003
(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 82,838	$ 73,381
Expenses not requiring cash outlays
Depreciation	17,514	32,156
Changes in operating assets and liabilites
Trade receivables	(46,511)	(14,380)
Inventories	(12,612)	(7,430)
Other	(683)	11,764
Accounts payable	90,346	129,880
Accrued expenses	16,493	(20,863)
Net cash provided by operating activities	147,385	204,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(25,108)	(22,978)
Net cash (used in) investing activities	(25,108)	(22,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(110,569)	(176,272)
Proceeds from stock options exercised	22,500	-
Net cash (used in) financing activities	(88,069)	(176,272)

Net increase in cash	34,208	5,258

Cash at beginning of period	30,171	31,717

Cash at end of period	$ 64,379	$ 36,975

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 121,853	$ 133,756
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

1.       Organization and Consolidation

The Consolidated Financial Statements for the nine months ended March 31, 2004 and 2003 have been prepared in accordance with the accounting policies described in the Company's annual financial statements. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Pre-Effective Amendment No. 4 to Form SB-2.

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

ALASKA BINGO SUPPLY, INC. ("ABS") is an Alaska corporation located in Anchorage, Alaska. It was acquired by GAI on August 1, 1997. ABS is primarily engaged in the distribution of a full line of charitable gaming supplies and equipment including bingo paper and pull-tabs. ABS products are sold in Alaska to licensed non-profit organizations and municipalities that use the products for fund-raising purposes. ABS receives service income by providing vending machines and Automated Teller Machines (ATM). Until December 31, 2003 ABS also received facilities management income by providing facilities, furniture and equipment to bingo hall operators. The facilities management portion of the business has been discontinued.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2004, it had an accumulated deficit of $2,644,161 and a working capital deficiency of $168,714. During the company's existence (including the existence of its predecessor operations) its cash flow from operations has not been sufficient to fund all of its capital resource needs. Certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. The stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

5.       Equity

During the quarter ended March 31, 2004, options were exercised to purchase 45,000 shares of common stock. OnSource received cash proceeds of $22,500 from the exercise.

6.       Facilities Management Services

Regulations adopted by the State of Alaska required us to phase out our turnkey facilities management services. Effective January 1, 2004, we assigned our interests in various leases and agreements to a private company. The private company is required to make monthly payments to ABS in the approximate amount of $19,700. This agreement removes ABS as the primary obligor under a lease for 14,000 square feet configured for use as a bingo hall. However, ABS was unable to negotiate a full and unconditional release and remains contingently liable under the lease. Under these circumstances, generally accepted accounting principles do not allow ABS to recognize a sale. Accordingly, ABS will record the benefit of this transaction as payments are received.

The agreements that were assigned to the private company generated approximately $43,000 in monthly revenues. Costs associated with these revenues approximated $21,000 per month.

7.       Commitments and Contingencies

As of March 31, 2004, ABS had failed to make one monthly payment on its installment note payable. The creditor has not declared a default under the terms of the note but has the ability to do so at any time.

8.       Subsequent Event

Subsequent to March 31, 2004, the Directors approved the issuance of 65,000 stock options at an exercise price of $0.50 per share.

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

The State of Alaska's Department of Revenue Gaming Unit recently adopted changes in the gaming regulations. One of those changes prohibits distributors from providing turnkey facility management services to bingo hall operators. Some of the services previously provided by ABS were prohibited by the new regulations. Effective January 1, 2004, ABS assigned its interest in various leases and agreements to a private company. The private company is required to make monthly payments to ABS in the approximate amount of $19,700. The agreements that were assigned to the private company had previously generated monthly revenues approximating $43,000 and had associated costs approximating $21,000.

Results of Operations - Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Income

We recognized net income of $43,460 for the three months ended March 31, 2004 compared to net income of $21,930 for the same period in 2003. Substantially all of the improvement resulted from increased product sales.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. We also sell and service automated teller machines (ATM). Until December 31, 2003, we also provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Consolidated revenues for the three months ended March 31, 2004 were $504,160 compared to revenues of $544,867 for the same period in 2003. Product sales increased from $399,906 to $469,473, an increase of 17%. We hired an additional marketing representative who has been able to expand our business. Service revenue decreased from $144,961 to $34,687, a decrease of 76%. The facilities management services that ceased on December 31, 2003 had previously generated quarterly revenues of $129,000. This decrease was partially offset by an increase in ATM service revenue.

Cost of Revenues

The total cost of revenues decreased by $36,001 from $310,162 to $274,161, a decrease of 12%. Product costs increased by $52,321 to $264,545 for the three months ended March 31, 2004 as compared to $212,224 for the same period in 2003. Gross margins deteriorated from 47% in 2003 to 44% in 2004 because of increased competitive pressure on selling prices. Service costs decreased by $88,322 to $9,616 in 2004 compared to $97,938 in 2003. The decrease resulted from the cessation of turnkey facility management services.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $37,237 to $207,902 in 2004 compared to $170,665 in 2003. The majority of the increase was additional personnel costs associated with our increased marketing efforts.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABS. The note, with a principal balance of $1,832,316 at March 31, 2004, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $37,812 in 2004 from $42,110, in 2003, a decline of $4,298 or 10%. The decline in interest expense was a result of the normal decline in interest expense as the monthly installments reduce the principal balance.

Other Income

During the three months ended March 31, 2004, we received $59,175 proceeds from the sale of our turnkey facility management business.

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

Results of Operations - Nine Months Ended March 31, 2004 Compared to the Nine Months Ended March 31, 2003

Net Income

We recognized net income of $82,838 for the nine months ended March 31, 2004 compared to net income of $73,381 for the same period in 2003. The restructuring of our operations that commenced in 2001 improved our gross profit, however, our operating costs increased as a result of costs incurred to issue stock to our shareholders.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Until December 31, 2003, we also provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Consolidated revenues for the nine months ended March 31, 2004 were $1,795,250 compared to revenues of $1,735,102 for the same period in 2003. Product sales increased from $1,298,393 to $1,439,854, an increase of 11%. Service revenue decreased from $436,709 to $355,396, a decrease of 19%. Product sales increased because of increased marketing efforts, primarily the addition of an experienced sales representative. Service revenue declined because of the cessation of turnkey facility management services.

Cost of Revenues

The total cost of revenues decreased by $29,550 from $964,149 to $934,599, a decrease of 3%. Product costs increased by $92,190 to $785,543 for the nine months ended March 31, 2004 as compared to $693,353 for the same period in 2003. Gross margins deteriorated from 47% in 2003 to 45% in 2004. Improvements in purchasing practices were offset by increasing competitive pressure on selling prices. Service costs decreased by $121,740 to $149,056 in 2004 compared to $270,796 in 2003. The decrease resulted from the cessation of turnkey facility management contracts offset by an increase in ATM service revenue.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $152,366 to $716,182 in 2004 compared to $563,816 in 2003. Approximately $56,000 of the increase were costs incurred to issue shares to our shareholders. Approximately $45,000 of the increase was additional personnel costs associated with our increased marketing efforts. The remainder represents increased costs for insurance and utilities.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABS. The note, with a principal balance of $1,832,316 at March 31, 2004, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $120,806 in 2004 from $133,756, in 2003, a decline of $12,950, or 10%. The decline in interest expense was a result of the new interest rate and the normal decline in interest expense as the monthly installments reduce the principal balance.

Other Income

Commencing January 1, 2004, we began receiving payments from the sale of our turnkey facility management business. During the period ended March 31, 2004, we received $59,175 proceeds from the sale.

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

At March 31, 2004, the Company had cash and cash equivalents of $64,379, substantially all of which was utilized in our distributorship and ATM operations. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of ABS, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

We are obligated under one operating lease for facilities in Anchorage. We lease a facility that we use for our offices and warehouse. This lease will expire in July 2004, unless extended.

The following table summarizes the remaining cash obligations associated with the Company's debt and long-term operating leases:
	Remaining Payments Due by Period:
Contractual obligations	Total	FY2004	FY2005-2006	FY2007-2008
Debt payments, including	$2,190,000	90,000	720,000	1,380,000
Interest
Operating leases	15,000	15,000	0	0
Total	$2,205,000	105,000	720,000	1,380,000

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

Net cash provided by operating activities decreased from $204,508 in 2003 to $147,385 in 2004. The reduction was primarily caused by an increased investment in accounts receivable and inventories.

Investing activities used net cash of $25,108 in 2004 compared to $22,978 in 2003. All of the cash used for investing activities was for capital expenditures.

We used cash of $110,569 for debt principal payments in 2004 compared to $176,276 in 2003. During 2004, we received cash proceeds of $22,500 related to the exercise of 45,000 stock options. Subsequent to March 31, 2004, the directors approved the issuance of 65,000 stock options at an exercise price of $0.50 per share.

Current assets increased from $465,277 as of June 30, 2003 to $559,291 at March 31, 2004, an increase of 20% primarily due to increased accounts receivable and inventory balances required to support the seasonal increase in our business. Current liabilities increased from $614,260 on June 30, 2003 to $728,005 on March 31, 2004. Our current liabilities increased primarily because we have not been sufficiently profitable to satisfy all of our obligations. There is a substantial balance of amounts due to or advances received from stockholders. The amounts due to stockholders are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2004, we had an accumulated deficit and a working capital deficiency. Our annual sales revenues have declined substantially over the last five years. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings
None.
	Item 2.	Changes in Securities
None.
	Item 3.	Defaults Upon Senior Securities
None.
	Item 4.	Submission of Matters to a Vote of Security Holders
None.
	Item 5.	Other Information
None.
	Item 6.	Exhibits and Reports on Form 8-K
Exhibits
	31.	Certification
	32.	Certification pursuant to USC Section 1350
Reports on Form 8-K
None

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ONSOURCE CORPORATION
Date: May 14, 2004	By: __________________________________ Frank L. Jennings, Principal Executive and Financial Officer