Form 10KSB
period 2004-06-30
ONSOURCE CORP
filed 2004-10-13
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-50470

             ONSOURCE CORPORATION
 (Name of Small Business Issuer in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	84-1561463 I.R.S. Employer Identification number

  5455 Spine Road, Suite C, Boulder, Colorado 80301
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (303) 527-2903

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ x ]

The Issuer's revenues for the fiscal year ended June 30, 2004 were $2,300,256. As of September 30, 2004, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $636,000. As of September 30, 2004, there were 888,158 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS
Exhibit No.		Title
*	2.0	Transaction Agreement
*	2.1	Amended and Restated Transaction Agreement dated September 22, 2003
	2.2	Second Amended and Restated Transaction Agreement dated November 10, 2003
*	3.1	Certificate of Incorporation
*	3.2	Bylaws
*	3.3	Amended and Restated Bylaws
	3.4	Certificate of Amendment to Certificate of Incorporation
*	4.1	Specimen Common Stock Certificate
*	5.0	Opinion of Neuman & Drennen, LLC
*	10.1	2002 Equity Incentive Plan
*	10.2	Agreement dated July 1, 2001 by and between Global Casinos, Inc., Global Alaska Industries, Inc. and Mark Griffin
*	10.3	Convertible Promissory Note dated July 1, 2001 by Global Alaska Industries, Inc., payable to Mark Griffin
*	10.4	Trust Agreement dated June 13, 2002
*	10.5	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Dorothy Calandrella
*	10.6	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Dorothy Calandrella
*	10.7	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Marie Kanger
*	10.8	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Marie Kanger
*	10.9	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and A. Leonard Nacht
*	10.10	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and A. Leonard Nacht
*	10.11	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Calandrella Family Foundation
*	10.12	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Calandrella Family Foundation
*	10.13	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Land Resources
*	10.14	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Land Resources
*	10.15	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Don Fruh
*	10.16	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Don Fruh
*	10.17	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Bruce Madsen
*	10.18	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Bruce Madsen
*	10.19	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Webquest, Inc.
*	10.20	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Webquest, Inc.
*	10.21	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Triumph Capital
*	10.22	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Triumph Capital
*	10.23	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Marco Foods, Inc.
*	10.24	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Marco Foods, Inc.
*	10.25	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Gina Garcia-Shaw
*	10.26	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Gina Garcia-Shaw
*	10.27	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and John R. Overturf, Jr.
*	10.28	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and John R. Overturf, Jr.
*	10.29	Agreement to Lease Northern Lights Bingo Facility and Equipment dated November 1, 2002 between Alaska Bingo Supply, Inc. and JJ Powers Public Relations, Inc.
*	16.0	Letter of Stark Winter Schenkein & Co., LLP regarding change in certifying accountants
*	21.0	List of Subsidiaries

*  Incorporated by reference from the Company's Registration Statement on Form SB-2?A, SEC File No. 333-100106.

FORWARD LOOKING STATEMENTS

       This annual report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the gaming industry, statements about the future economic and regulatory climate in Alaska, and statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include:
*	changes in general economic and business conditions affecting charitable bingo and pull-tab industries;
*	changes in legislation and regulation effecting gaming in Alaska;
*	our ability to maintain good relationships with key customers and suppliers;
*	changes in our business strategies; and
*	the level of demand for our products and services.

       In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       The words "we", "our" or "us" refers to OnSource Corporation and Subsidiaries (the "Company"). OnSource, the parent company, is a holding company for its wholly-owned subsidiary: Global Alaska Industries, Inc., whose wholly-owned subsidiary is Alaska Bingo Supply, Inc. We will refer to the parent corporation separately as "OnSource" and the subsidiaries as "Global Alaska" and "ABSI," respectively.

       OnSource was formed and organized on October 4, 2000 as a Delaware corporation. Initially, we were a wholly-owned subsidiary of Global Casinos, Inc. ("Casinos"). Effective July 1, 2001, Casinos transferred to us certain assets and liabilities in exchange for 245,135 shares of our common stock. The assets consisted primarily of Casinos' interest in one of its wholly-owned subsidiaries: Global Alaska, which owns ABSI as a wholly-owned subsidiary. Along with those assets, we assumed and agreed to pay $640,941 in liabilities of Casinos, which was then converted by the 12 creditors holding the debt into 427,294 shares of our common stock. In addition, we sold 90,000 shares of common stock in a private placement for $45,000. Investors in the private placement included our officers and directors.

       Casinos established August 6, 2001 as the record date for determining the Casinos' shareholders entitled to receive, as a stock dividend, one share of OnSource common stock for every ten shares of Casinos' common stock owned. After completing the registration process for the OnSource common shares, they were distributed to Casinos' shareholders during fiscal year 2004.

       On August 1, 1997, Global Alaska acquired all the outstanding shares of stock of ABSI. The purchase price consisted of a $400,000 cash down payment and a $4,000,000 promissory note payable to the seller, collateralized by all of the shares of ABSI common stock. The acquisition debt has been restructured three times since 1997. As of June 30, 2004, it consists of an outstanding principal balance of $1,787,887 bearing interest at 8.5%, due in monthly installments of $30,000, with a final payment approximating $1,035,000 due in 2007.

       Through ABSI, we are engaged in the distribution of a full line of products, supplies, and equipment utilized by licensed gaming organizations in the State of Alaska. Gaming in Alaska is limited to qualified organizations (primarily non-profit groups and municipalities) that operate bingo and pull-tab games for fund raising purposes. ABSI has operated as a licensed supplier to these organizations since 1979. ABSI also engages in the sale and service of Automated Teller Machines (ATMs).

       Our principal executive offices are located in Boulder, Colorado at 5455 Spine Road, Suite C, Boulder, Colorado 80301. Our telephone number at that address is (303) 527-2903; our facsimile number is (303) 527-2916. In addition to our corporate office, ABSI maintains an office and warehouse in Anchorage, Alaska located at 3707 Woodland Drive, #3, Anchorage, Alaska 99517. Its telephone number at that address is (907) 243-7003.

Gaming in Alaska

       Charitable bingo and pull-tabs are currently the sole form of legalized gaming in Alaska. The use of the term charitable gaming is somewhat misleading as Alaska's gaming programs allow many different types of organizations to participate, including municipalities, civic leagues, fraternal orders, veteran groups, labor organizations, trade groups, and political parties. All of those organizations qualify even though they are not considered charities by the Internal Revenue Service. Alaska statutes only require that a qualified organization operate without profit to its members and that it exist continually for a period of three years immediately before applying for a license.

       There are extensive laws and regulations governing the financial aspects of gaming. Minimum standards have been established regarding payments to the qualified organizations. In general, bingo operations must provide 10% of their gross income to the permittees and pull-tab operations must provide 30% of their adjusted gross proceeds to the permittees.

       There are a number of different types of gaming businesses and non-profit organizations that conduct gaming activities in Alaska. The following terms are used extensively in the various statutes and regulations:
*

A multiple-beneficiary permit (MBP) allows two to six municipalities or qualified organizations or a combination of two to six municipalities or qualified organizations to jointly conduct gaming activities.

*	An operator is either a natural person or a municipality or qualified organization that has obtained a license to conduct gaming activities on behalf of a permittee.
*	A permittee is a municipality or a qualified organization that holds a valid permit to conduct gaming activities.
*	A vendor is a business that holds a qualifying beverage dispensary or package store license that sells pull-tabs on behalf of a permittee.

       Substantially all of our customers can be classified into one of these categories.

       Under Alaska regulations, bingo is defined as a game of chance of, and restricted to, the selling of rights to a participant, and the awarding of prizes, in the specific kind of game of chance sometimes known as bingo or lotto, played with cards bearing numbers or other designations, five or more in one line, the holder covering numbers when objects similarly numbered are drawn from a receptacle, and the game being won by the person who first covers a previously designated arrangement of numbers on the card. The state of Alaska limits the amount of any single prize in the game of bingo to $1,000 and limits the total payout for any one session of bingo to $4,000. A bingo session is run for a specific charity and does not exceed four hours in any one day.

       A "pull-tab", also known as Cherry Bells, Pickles, Pop-Opens, and card board slot machines, is defined as a game of chance where a card, the face of which is covered to conceal numbers, symbols, or set of symbols, is purchased by the participants and where a prize is awarded for a card containing certain numbers or symbols designated in advance at random. Pull-tabs are sold in denominations ranging from $0.50 to $2.00 per pull-tab.

       Pull-tabs are sold in a Bingo hall, a bar, or a rippie store (a store or designated area designed specifically for the sale of pull-tabs). They are displayed in a glass or plastic containers that prevents the customer from touching the pull-tabs. The customer purchases the tabs from a pull-tab clerk who hands the pull-tabs to the customer. After the customer plays the tabs by uncovering the symbols or numbers, winning tabs are returned to the clerk for redemption.

       The pull-tab games are designed to ensure profitability to the permittee. The only risk on the game is human error or theft. Because of the large amount of human intervention and the inherent short-term nature of the employee, these are both large factors and a severe risk. The pull-tab manufacturers attempt to limit human error by printing a "Win Code" on the winning tabs. The win code is a simple way to tell the clerk how much money is due to the customer.

       If an operator limits or eliminates the risks, the rewards are guaranteed. The pull-tabs are designed to yield a certain gross profit, and if they are sold, the operator will profit from the sale.

       In the state of Alaska, a municipality or any other organization that is qualified to benefit from the proceeds of charitable gaming activities (bingo or pull-tabs) is called a "permittee." A permittee may operate a gaming establishment or join with up to five other permittees and obtain a Multiple Beneficiary Permit (MBP). The MBP selects a Member in Charge (Manager) to oversee the activities and management of a bingo parlor.

       The individual permittee has an alternate method of deriving benefit from charitable gaming through an "Operator." An operator is a natural person licensed by the State of Alaska to conduct gaming activities on behalf of permittees. The operator will own or lease a bingo parlor and operate it on behalf of two to six permittees. In these arrangements, the permittees have no direct oversight or management responsibilities. They are, however, responsible for filing periodic reports with the State of Alaska.

       Pull-tabs may also be sold by a qualifying beverage dispensary, bar, tavern, or package liquor store. The organization holds a "Vendor" license under the charitable gaming laws of Alaska. Distributors may not sell pull-tabs directly to a vendor, but must go through the permittee who is to receive 70% of the ideal net income value of the game upon delivery of the pull-tabs. A permittee may have up to six qualified vendors selling pull-tabs for the benefit of that permittee.

       The State of Alaska also allows stores to specialize only in the sale of pull-tabs. No alcoholic beverages are served in these stores and they also hold vendor licenses. The special stores are commonly known as rippie stores.

Our Sources of Income

       Alaska Bingo Supply, Inc. has three categories of income:

*	the sale of material and equipment to fully operate a bingo hall.
*	the sale of pull-tabs to any qualified permittee that would include bingo halls, bars, and specialized rippie stores.
*	income from the sale and service of ATM machines

It is our intent to focus on these areas and attempt to increase our market share in each of the aforementioned income sources. We will also seek out other products that could be distributed in the geographic area served by ABSI. At this time we do not have any specific products identified that fit this objective.

       Bingo Products. We supply the bingo halls with bingo paper, daubers to mark the paper, miscellaneous novelty items, and a range of equipment to operate a bingo hall. Approximately 22% of total revenue is produced by bingo products.

       Bingo paper constitutes 19% of the products we distribute. The paper is separated into a color sequence and the number of cards (faces) on a sheet. A sheet with six faces would be called a "six on", a sheet with nine faces on a sheet would be a "nine on" and so on. The paper is then further divided by the color and direction of the faces on a sheet. If the faces run vertically on a sheet the game is called vertical and conversely if the faces run horizontally on a sheet it is called horizontal. This is simply a bingo hall preference. Finally, the sheets are separated by color. Each time a game changes at a bingo parlor, the color of the sheet that is used is changed. Each hall has a different order of the games that are being played and thus a different color sequence that they are following.

       We supply the halls with booklets that contain one sheet for every game being played. If the hall were running ten separate games in a session then the booklet would have ten separate colors on ten separate pages.

       The number of faces on a sheet is simply determined by supply and demand. If the majority of the customers are requesting to play six different faces each game then the bingo hall would order paper with six different faces on a sheet.

       Combining the number of faces with the number of color available results in a multitude of products. We carry over 240 different combinations of colors and number of faces. However, about 40% of our bingo paper revenue is produced by five stock keeping units.

       We also make custom paper booklets for twenty different bingo halls in the state. These booklets are customized with logos, colors, combinations, and special options such that the bingo hall can sell a product unique to their location. Our custom booklet sales agreements require the bingo hall to purchase all of the booklets produced for them.

       Pull-tabs and Coin-Boards. The category of pull-tabs and coin-boards constitute 57% of the total revenue of ABSI. While we carry over 400 different kinds of pull-tabs, approximately 90 stock keeping units account for 80% of our company's sales in the pull-tab and coin-board category. Most of the products are non-proprietary and are carried by our competitors. We have some products that were designed exclusively for us. We have fifteen exclusive pull-tab designs that we carry in inventory. Although there are some sales advantages to exclusive products, there are also some disadvantages. First, the constantly changing popularity of individual pull-tabs represents a risk of obsolescence. Secondly, we are required to purchase large quantities of exclusive products. This inflates our inventory and often requires many months to sell.

       Facilities Management. Until December 31, 2003 we derived approximately 23% of our revenues from providing premises and equipment to bingo halls operated by third parties. Under prevailing market conditions, we were able to provide these facilities for more than our cost under the primary lease.

       The State of Alaska's Department of Revenue Gaming Group adopted changes in the gaming regulations that prohibit distributors from providing turnkey facility management services to bingo hall operators. Some of the facility management services previously provided by Alaska Bingo Supply, Inc. were prohibited by the new regulations. Effective January 1, 2004 we assigned our interests in various leases and related contracts to a private non-affiliated party. The contracts that we assigned had previously provided annual revenues approximating $516,000. We also assigned our rights and obligations under the primary lease to the same private party. The sales contract requires the purchaser to make monthly payments to us that approximate $236,000 annually. We remain contingently liable as the guarantor under the terms of the underlying facility lease.

       Automated Teller Machines. We recently expanded our activities related to Automated Teller Machines (ATMs). We provide both sales and service to ATM locations throughout Alaska. We employ one full-time sales representative to assist in this effort.

       We currently service 22 machines. Servicing the machines is quite labor intensive, as many of the contracts require that we fill the ATMs with cash on a regular basis. Our cash investment in the ATM business has increased substantially. We derive approximately 5% of our consolidated revenue from ATMs.

       Markets and Marketing. Total supplies purchased by charitable gaming permittees in Alaska was $9,526,000 for the calendar year ended December 31, 2002, which is the most recently published report from the State of Alaska. ABSI sold $1,859,000 of bingo and pull-tab supplies during that period, representing a 20% share of the market. Based on our experience and informal investigations, we believe that the overall market in the state of Alaska has remained relatively stable since the last published report. Over the last three years ABSI lost market share. About 60% of our sales take place within a 100-mile radius of Anchorage, the most populous area in the state of Alaska.

       Our marketing activities include mass mailing flyers to the permittees, operators, multi-beneficiary permittees, and vendors to advertise product and availability. In addition, our three full-time salaried sales persons rely on frequent customer phone calls. We regularly visit licensed persons located in and around Anchorage.

       We sell by product price and product availability. Our customer service policies focus on price and delivery and controlling our inventory to the extent of having the product available when the customer needs it. From experience we know that a customer will buy from a competitor if we can't deliver a particular product in a timely fashion.

       Competition. The market for our products is highly competitive. We expect that competition will continue to intensify. Many of our competitors have stronger operating histories and client relationships, greater financial, marketing and public relations resources, larger client bases and greater name recognition than we have. Some of these competitors currently provide a broader range of products than we provide.

       In the state of Alaska there are a total of 13 licensed distributors. There are three major distributors including ABSI. All three of the major distributors have warehouses and sales forces in Anchorage. Over 80% of sales in the state are processed by these three distributors.

       Currently, charitable bingo and pull-tabs are the only legalized forms of gaming in the State of Alaska. However, from time to time legislative initiatives are introduced to legalize other forms of gaming in the state, including video poker and other electronic gaming devices. Should the State of Alaska legalize other forms of gaming, the bingo and pull-tab industries would be substantially and adversely affected by the competition that would be posed by those newly-introduced forms of gaming.

       There are relatively low barriers to entry into our business. We do not own any technologies that preclude or materially inhibit competitors from entering our markets. Therefore, we expect to continue to face additional competition from new entrants into our markets, which could materially adversely affect our business.

       Suppliers. There are a limited number of suppliers of bingo and pull-tabs products in the industry partially due to the fact that they are required to be approved by the states in which their products are sold. Although limited, there are two or more sources for the products sold in Alaska. All our major products have multiple sources but each has some different features that individual customers may prefer, thus requiring ABSI to purchase from all sources to satisfy those particular customers. ABSI believes that it has satisfactory relations with all of the suppliers. Our largest supplier of bingo products is The Bingo Paper Company which provides about 20% of our products. Our largest supplier of pull-tab products is Bingo King which supplies about 24% of our product. The loss of a major supplier could cause delays and possible loss of sales that would have a material adverse impact on our operating results.

       Customers. The State of Alaska has issued a total of 1,465 permits to persons and entities involved in the gaming business. Included in the total are 27 operator licenses, 253 vendor licenses, and 14 multi-beneficiary permittees. Therefore, our total potential customer base is 294 customers. Of this group, we sell to about one-half of the licensees. We extend credit to our customers in the form of open accounts which require payment in thirty days. Bad debt expense was $9,000 and $12,500 for 2004 and 2003, respectively. However, the failure of any significant customer to pay their invoices when due would have a significant adverse effect on us.

       We derive a significant portion of our revenues from a relatively small number of customers. During the year ended June 30, 2004, our largest customer provided approximately 25% of our consolidated revenues consisting of 14% attributed to product sales and 11% attributed to facility management services. Our second largest customer provided approximately 15% of our consolidated revenues. We expect these two customers to represent a significant portion of our revenue in the future. As a result, if we lose a major customer, our quarterly and annual results of operations would be adversely impacted. Furthermore, should one of our major customers fail to pay amounts due us, it would have a negative effect on our financial condition. We do not have formal agreements with either of our two largest customers. We cannot be certain that customers that have accounted for significant revenues in the past periods, individually or as a group, will continue as significant customers in the future.

       Regulation. Ownership and operation of gaming establishments are extensively regulated by states in which such activities are permitted. Alaska has adopted numerous statutes and regulations covering gaming operations. Existing regulation includes various aspects of the gaming industry, including ownership, operation and employment in all gaming operations, taxation of revenues and regulation of equipment utilized in connection with such activities. Virtually all aspects of ownership and operation of gaming facilities require licensing by the state. Operators, manufacturers and distributors, employees and retailers are all subject to regulation. To obtain a distributor license the company must pay an annual fee of $1,000 to the state and adhere to a series of regulatory requirements including:
*	Only distribute products from state approved manufacturers
*	Must distribute from an in state location
*	File timely monthly sales reports to the state
*	Pay the 3% tax monthly

       A distributor must follow all the gaming regulations in the state of Alaska. In addition certain prohibitions exist for a distributor, such as:
*	A distributor may not have an employee, or contract with, a person that is also an employee of a customer that holds an MBP, vendor license, or operators license.
*	A distributor may not accept or offer anything of value that is not a part of an arms length transaction with any one that is licensed by the gaming commission in the state of Alaska.
*	A distributor may not sell gaming supplies to a permittee who is a direct relative at a price that is higher than the sales price offered to all other customers.

       The State imposes a 3% tax on profits from pull-tab games. Profit is defined as the percentage of profit made by vendors on each pull-tab. We are required to remit the tax to the State each month. Our customers reimburse us for the tax we pay on their behalf.

       Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations. State statutes and regulations also prohibit various acts in connection with gaming operations, including false statements on applications and failure or refusal to obtain necessary licenses described in such regulations. Violation of any of these existing or newly adopted regulations may have a substantial adverse effect on the operations of the Company and its subsidiaries.

       Charitable bingo and pull-tabs are under the regulatory supervision of the Alaska Department of Revenue's Gaming Unit. Published regulations of the Department of Revenue provide guidance on license requirements for distributors such as ABSI as well as operational requirements for charitable organizations. We believe that we currently comply with all regulations affecting our operations. However, there can be no assurance that current laws and regulations will not be changed or interpreted in such a way as to require us to alter our present activities, further restrict profit margins or obtain additional capital equipment in order to obtain or maintain our licenses and permits.

       Furthermore, there is a strong political element in the State of Alaska that opposes any form of legalized gaming which has sought in past years to introduce legislation to abolish all forms of gaming in the state, including bingo and pull-tabs. Should any of these political and legislative initiatives be successful, it would effectively result in prohibiting all of our business operations in their current practice and configuration.

       Seasonality. ABSI's operations are strongly influenced by the season. Due to its location, Alaska endures extreme fluctuations in the amount of sunshine received, ranging from virtual total daylight in the summer months to no light in the winter months. In addition, the state receives significant snowfall in the winter that does not melt due to the lack of sunshine. Consequently, our operations are the strongest during the winter months when people spend more time indoors.

       Product Development. ABSI does not actively attempt to develop new products for the gaming industry, but rather relies upon the product manufacturers to present new products for our distribution systems. We do recognize that having private exclusive brands of pull-tabs can provide a competitive advantage. We believe that the requirements and expense to purchase and maintain inventories of large quantities of an exclusive product override the competitive advantage.

Employees

       Our only executive officer is Frank L. Jennings, Chief Executive/Financial Officer.

       Alaska Bingo Supply operates under the supervision of its President, Jerry Lewis. ABSI currently has eight full-time employees. We have no written agreements with any of our employees, including Mr. Lewis. We do not carry key man life insurance on any of our employees.

       We are not part of any collective bargaining agreement. There have been no work stoppages and we believe our employee relations are good.

Intellectual Property

       We do not claim any intellectual property protection to any of our assets and do not believe that intellectual property protection is material to our operations.

Consultants

       Since July 1, 2001, Gunpark Management, LLC has been providing us with certain management, clerical and administrative services. Gunpark Management, LLC is a company controlled by Mr. Jennings. Gunpark Management, LLC provides similar services for Global Casinos and other companies. Gunpark Management, LLC charges us our pro-rata share of the expenses associated with those services which it provides to us and other companies.

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices: Boulder, Colorado

       We currently share office space with other companies at facilities provided by Gunpark Management, LLC. We are charged our pro-rata share of office operating expenses, including rent of $1,000 per month.

Operating Subsidiaries

       ABSI has its offices and warehouse at 3707 Woodland Drive, #3, Anchorage, AK. ABSI rents 6,300 square feet of space under a lease requiring monthly payments of $5,300. The lease expires in 2007.

       We believe that each of our facilities is adequate for its intended purpose and we do not plan any significant investment in additional facilities during the next year.

ITEM 3.        LEGAL PROCEEDINGS

       OnSource is not currently involved in any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2004.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                      MATTERS

       The outstanding shares of Common Stock commenced trading on the OTC Bulletin Board ("OTCBB") on February 3, 2004. The trading symbol is "OSCE". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from February 3, 2004 through September 30, 2004.

	Bid		Ask
	High	Low	High	Low
2004 Fiscal Year
Feb - Mar 2004	$0.30	$0.00	$1.01	$0.00
Apr - June 2004	$1.20	$0.30	$1.75	$0.75

2005 Fiscal Year
July - Sept 2004	$1.02	$0.30	$1.75	$0.75

       The bid and ask prices of the Company's common stock as of September 30, 2004 were $.55 and $1.00, respectively, as reported on the OTCBB. The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2004, there were 790 record owners of the Company's common stock and approximately 2,000 beneficial owners.

Dividend Policy

       We have not declared or paid cash dividends on our common stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

       During the past three years, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

        1.     Effective July 1, 2001, we issued to Global Casinos, Inc. an aggregate of 245,135 shares of common stock in exchange for the transfer and assignment of certain assets and liabilities. The shares were restricted securities, were taken for investment and were subject to appropriate transfer restrictions. The shares were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

        2.     Effective October 31, 2001, we issued to 12 persons an aggregate of 427,294 shares of common stock in conversion to equity of approximately $640,941 of convertible debt. The shares were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

       3.     Effective January 30, 2002, we issued to five investors an aggregate of 90,000 shares of common stock in consideration of $45,000. The shares were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

       4.     Effective January 30, 2002, we issued to one investor 8,000 shares of common stock representing the pro rata distribution of the Company's common stock to a shareholder of Global Casinos who had agreed to receive 80,000 shares of Casinos common stock as settlement of a claim against Global Casinos. The shares were issued to an individual who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

       5.     Effective January 25, 2003, we issued to one investor 2,500 shares of common stock in exchange for services rendered, valued at $3,750 The shares were issued to an individual who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	185,000	$.50	15,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	185,000	$.50	15,000

(1)    Includes nonqualified options granted to directors.
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations - Fiscal Year Ended June 30, 2004 Compared to the Fiscal Year Ended June 30, 2003

       Net Income We reported net income of $89,526, or $0.11 per share, for fiscal year 2004 compared to net income of $40,751, or $0.05 per share, in fiscal year 2003. The improvement resulted primarily from increased product sales.

       Revenues. We derive our revenue from the sale of products and services to charitable gaming operations in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Until December 31, 2003, we provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Consolidated revenues for fiscal year 2004 were $2,300,256 compared to revenues of $2,291,670 for fiscal year 2003. Product sales increased from $1,707,982 to $1,904,148, an increase of 12%. Product sales increased because we added an additional sales representative and because we aggressively pursued the customers of a competitor that closed during the year.

       Our service revenue declined from $583,688 in 2003 to $396,108 in 2004. Facility management revenue declined from $516,675 in 2003 to $258,810 in 2004. Effective January 1, 2004, we assigned our interests in various leases and contracts to a private company. The contracts that we assigned previously provided annual revenues approximating $516,000. We also assigned our rights and interests under a facility lease that required us to make annual payments approximating $252,000. We are receiving monthly payments from the private company that are classified as other income in our consolidated Statements of Operations.

       The decline in facility management revenues was partially offset by our increased ATM business.  Revenue from ATM increased from $49,089 in 2003 to $115,274 in 2004.

       Cost of Revenues. The total cost of revenues decreased by $40,509 from $1,241,129 to $1,200,620, a decrease of 3%. Product costs increased by $80,229 to $1,035,603 for the year ended June 30, 2004 as compared to $955,374 for the year ended June 30, 2003. The increase in product costs was consistent with the increase in product sales. Gross margins for product sales increased from 44% to 46%. We continued to improve our purchasing practices. By consolidating certain purchases and shipments, we were able to reduce some of our inbound product costs.

       The costs of providing facility management costs decreased by $124,074 because we discontinued those services effective December 31, 2003.

       Operating Expenses.  Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $131,344 to $969,460 in 2004 compared to $838,116 in 2003. Expenditures for salaries and wages increased $57,262 primarily because we added additional marketing representatives. Professional fees increased by $25,165. Approximately $20,000 of the increase was because we hired a firm to represent us before legislative and regulatory bodies. The remainder primarily represented costs to distribute stock certificates to our stockholders. Postage increased by $8,531 because of our increased marketing efforts. There were increases in most of our other operating costs, including, health insurance, workers compensation insurance, taxes and travel. Depreciation expense increased by $4,500 because we purchased and installed additional ATMs .

       Other Income. Effective January 1, 2004, we assigned our interests in the facility management contracts to a private company. The private company is required to make monthly payments to us that approximate $236,000 annually. We classify those payments as other income in our Consolidated Statements of Operations.

       Interest Expense. Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABSI. The note, with a principal balance of $1,787,887 at June 30, 2004, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $159,001 in 2004 from $171,674 in 2003, a decline of $12,673, or 7%. The decline in interest expense was a result of the new interest rate and the normal decline in principal balance as the monthly installments are paid.

       Income Taxes. For tax purposes, the Company reported taxable losses for each of the last two fiscal years. There are differences in the accounting methods used for financial reporting purposes compared to tax reporting purposes. Our primary difference relates to the amortization of intangible assets. For tax purposes, all intangible assets are amortized over a fifteen year period. For financial reporting purposes, the intangible assets were amortized over a shorter period. As of June 30, 2004, the accumulated timing difference was $2,336,000 and the potential future tax benefit was $514,000. The potential future tax benefit does not appear in the accompanying financial statements due to uncertainty about our ability to use the potential benefits. We did not pay any income taxes in 2004 and 2003, and we do not expect to pay income taxes in 2005. The statement of operations for 2004 reports a current tax expense that would be payable absent the timing difference. The current tax provision is fully offset by a deferred tax benefit representing the benefits of the accumulated timing difference.

       Inflation did not have a material impact on our operations for the period.

       Other than the foregoing, we do not know of any trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Liquidity and Capital Resources

       Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and debt repayment obligations. Due to the Company's capital deficiency and working capital deficit, our Report of Independent Registered Public Accounting Firm as of and for the years ended June 30, 2004 and 2003, included an uncertainty as to the Company's ability to continue as a going concern. Our current financial condition and uncertainties with regard to the Company's ability to generate sufficient cash from operations to meet our capital requirements and debt obligations limit our ability to raise additional capital through debt or equity financing.

       Our debt repayment obligations are substantial. The debt was incurred in connection with the acquisition of ABSI in 1997. Since 1997, revenues and cash flow have declined substantially. Terms of the acquisition debt have been renegotiated three times since 1997, most recently in October, 2002. At that time, the note was modified to bear interest at 8.5%, with monthly principal and interest payments of $30,000 with all unpaid principal and interest due in September 2007. Under the modified terms of the note, principal of approximately $1,035,000 will be due at maturity. The terms of the note state that failure to meet the payment obligations would result in forfeiture of the Company's interest in Alaska Bingo Supply. We believe that the October 2002 modification reduces the annual cash requirements to service the note to a level appropriate with our expected cash flows provided by future operations. In addition, we may seek alternative debt or equity financing to retire the note, or negotiate additional modifications that would allow us to refinance the balloon payment due in September 2007. However, there can be no assurance that future cash flows will be sufficient to service the note, or that we will be successful in obtaining additional or alternative debt or equity financing, and/or additional modifications or extensions to the note.

       Substantially all of our operating assets are owned and used by ABSI and are subject to the security interest of the person from whom we purchased the company. As a result, these assets cannot be used as collateral to obtain additional working capital. The fact that substantially all of our assets are already pledged to secure existing long-term debt is a substantial obstacle to our ability to take advantage of future opportunities should they arise and to raise additional capital to meet cash flow requirements.

       As of June 30, 2004 and for the year then ended, neither OnSource nor its subsidiaries have commercial bank credit facilities.

       We are obligated under an operating lease for our warehouse in Anchorage. The lease requires monthly payments of $5,300 through October, 2007.

       The following table summarizes the future cash obligations associated with the Company's debt and long-term operating leases:
	Payments due by period
Contractual obligations	Total	FY2005	FY2006-2007	FY2008-2009
Debt payments, including interest	$ 2,215,000	360,000	720,000	1,135,000
Operating leases	$ 212,000	64,000	127,000	21,000
Total	$ 2,427,000	424,000	847,000	1,156,000

       As discussed in Results of Operations we assigned our interests in the facility management contracts to a private company. We also assigned our rights and obligations to an underlying premises lease for a 14,000 square foot multi-purpose facility located on a major thoroughfare in Anchorage. We were not able to negotiate a full and unconditional release from the landlord. Accordingly, we remain contingently liable for payments to the landlord. Should the private company fail to honor its obligations under the lease, we would be required to make restitution to the landlord. Should this happen, it would have a material adverse effect on our liquidity and capital resources. The underlying lease requires future payments aggregating $300,000 annually, plus escalation based on the Anchorage Consumer Price Index. The primary term of the lease expires in 2007, but may be extended through 2022.

       Net cash provided by operating activities decreased from $283,266 in 2003 to $172,478 in 2004. The decrease in operating cash was primarily the result of our increased investment in accounts receivable and inventory.

       Investing activities used net cash of $36,519 in 2004 compared to $55,619 in 2003. In 2003, we increased our capital expenditures, primary the purchase of Automated Teller Machines and improvements at our facility management locations.

       We used cash of $92,498 for financing activities in 2004 compared to $229,193 in 2003. In fiscal 2004, we made principal payments on our debt of $154,998 and received proceeds of $62,500 from the exercise of stock options. In fiscal 2003, all of the cash used in financing activities was normal principal payments on our debt.

       Current assets increased from $465,277 as of June 30, 2003 to $586,636 at June 30, 2004, an increase of 26% primarily due to increased investment in inventory, accounts receivable, and ATM cash. Current liabilities increased from $614,260 on June 30, 2003 to $760,565 on June 30, 2004. Our current liabilities increased primarily because we have not been sufficiently profitable to satisfy all of our obligations. Accounts payable increased by $128,021 to $424,046 at June 30, 2004. A portion of the increase represents amounts due to product suppliers. We increased our inventory levels at June 30, 2004 to take advantage of quantity discounts offered by vendors. The remainder of the increase represents amounts due to or advances received from stockholders. The amounts due to stockholders are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

       At June 30, 2004 we continued to suffer from a lack of liquidity and working capital. Current assets were $586,636, compared to current liabilities of $760,565, resulting in a working capital deficit of $(173,929).

       Other than the foregoing, we do not know of any trends, demands, or uncertainties that are reasonably likely to have a material impact on our liquidity and capital resources.

Outlook

       We continue to manage our trade account receivables, inventory levels, and operating expenses in response to declining product sales resulting from increased competition for our products and deteriorating economic conditions in Alaska. While we continue to seek short-term financing, we have not been successful in obtaining an appropriate credit facility, and we do not have any commitments from any source for additional working capital. While we believe that our current capital resources and expected cash generated from future operations will be sufficient to continue operations over the next twelve months, we can provide no assurance of such an outcome.

       We have adjusted our operating costs in an effort to match the decrease in product sales. Deteriorating economic conditions in Alaska have adversely affected our performance. Should economic conditions continue to deteriorate in Alaska and increased competition erode our market share, we could be forced to take further cost reduction action to maintain adequate cash flow to continue operations. We believe that we have the ability to react to further deterioration in sales, but there is no assurance that our efforts will result in increased liquidity or future profitability.

       We are actively pursuing additional products and services that we can distribute to our current customer base. We recently expanded our ATM business and currently have contracts to service or maintain 22 machines. ATM revenue included in our financial statements was $115,274 and $49,089 in 2004 and 2003, respectively. While we believe that there is an opportunity to place additional ATM machines in our service area, we do not believe that future ATM revenue will be significant in relation to revenue generated by our bingo activities.

       The Company's common stock is neither listed nor traded on NASDAQ or a national securities exchange. Information about the Company's stock can be found at OTCBB, a quotation service that provides quotes, last-sale price, and volume information in over-the-counter (OTC) securities.

ITEM 7.       FINANCIAL STATEMENTS

       The following financial statements are filed as part of this report commencing on page F-1, and are incorporated herein by reference:
1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheet as of June 30, 2004
3.	Consolidated Statements of Operations for the Years Ended June 30, 2004 and 2003
4.	Consolidated Statements of Stockholders' (Deficit) for the Years Ended June 30, 2004 and 2003
5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 and 2003
6.	Notes to Consolidated Financial Statements

ONSOURCE CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
OnSource Corporation
Boulder, CO

We have audited the accompanying consolidated balance sheet of OnSource Corporation and Consolidated Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of OnSource Corporation and Consolidated Subsidiaries as of June 30, 2004, and the results of its operations, changes in stockholders' (deficit) and its cash flows for the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has a working capital deficiency and has a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters that raise substantial doubt about the ability of the Company to continue as a going concern are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

October 1, 2004
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$ 73,632
Trade receivables, net of allowance of $31,500	238,105
Inventories	274,473
Other	426
Total current assets	586,636

Furniture, fixtures and equipment, net of accumulated depreciation	80,648

Total assets	$ 667,284

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 220,748
Accounts payable to affiliates	203,298
Accrued expenses	80,190
Current portion of long term debt	216,329
Other	40,000
Total current liabilities	760,565

Long term debt, net of current portion	1,571,558

Total liabilities	2,332,123

Commitments and contingencies (Notes 1, 2, 3, 4, 5, 7, 8, and 9)	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
888,158 shares issued and outstanding	89
Additional paid-in capital	972,545
Accumulated (deficit)	(2,637,473)
Total stockholders' (deficit):	(1,664,839)

Total liabilities and stockholders' (deficit)	$ 667,284

See accompanying notes to financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2004 and 2003

	2004	2003
REVENUES
Product sales	$ 1,904,148	$ 1,707,982
Services	396,108	583,688
Total revenues	2,300,256	2,291,670

COST OF REVENUES
Product costs	1,035,603	955,374
Services	165,017	285,755
Total cost of revenue	1,200,620	1,241,129

GROSS PROFIT	1,099,636	1,050,541

OPERATING EXPENSES
Selling, general and administrative	336,268	292,742
Salaries and wages	330,727	273,465
Professional fees	214,698	189,533
Marketing	69,330	68,439
Depreciation, less amounts reported as cost of revenues	18,437	13,937
Total operating expenses	969,460	838,116

OPERATING INCOME	130,176	212,425

OTHER INCOME (EXPENSE)
Interest expense	(159,001)	(171,674)
Proceeds from assignment of facility management contracts	118,351	-

INCOME BEFORE TAXES	89,526	40,751

PROVISION FOR INCOME TAXES
Current	18,700	9,000
Deferred	(18,700)	(9,000)
Total taxes	-	-

NET INCOME	$ 89,526	$ 40,751

Basic Earnings per Common Share	$ 0.11	$ 0.05

Diluted Earnings per Common Share	$ 0.11	$ 0.05

Weighted Average Shares Outstanding - Basic:	795,236	771,505

Weighted Average Shares Outstanding - Diluted:	801,134	811,505

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
for the years ended June 30, 2004 and 2003

	COMMON STOCK		Additional
	Number		Paid
	of		in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance as of July 1, 2002	770,429	$ 770	$903,175	$ (2,767,750)	$(1,863,805)

Common stock issued in exchange
for services	2,500	2	3,748	-	3,750

Net income	-	-	-	40,751	40,751

Balance as of June 30, 2003	772,929	772	906,923	(2,726,999)	(1,819,304)

Reconciliation of common shares
issued to Global Casinos, Inc.
stockholders	(9,771)	(1)	1	-	-

Recapitalization of common shares
from $.001 to $.0001 par value	-	(695)	695	-	-

Common stock options exercised	125,000	13	62,487	-	62,500

Imputed cost of stock options issued	-	-	2,439	-	2,439

Net income	-	-	-	89,526	89,526

Balance as of June 30, 2004	888,158	$ 89	$ 972,545	$ (2,637,473)	$(1,664,839)

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 89,526	$ 40,751
Expenses not requiring cash outlays
Depreciation	21,881	40,642
Provision for doubtful accounts	9,000	12,500
Imputed cost of stock options issued	2,439	-
Provision for inventory loss	-	11,622
Non-cash stock compensation	-	3,750
Changes in operating assets and liabilites
Trade receivables	(44,156)	(34,920)
Inventories	(43,326)	20,090
Other	583	13,384
Accounts payable	128,021	184,291
Accrued expenses	8,510	(8,844)
Net cash provided by operating activities	172,478	283,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(36,519)	(55,619)
Net cash (used in) investing activities	(36,519)	(55,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(154,998)	(229,193)
Proceeds from exercise of stock options	62,500	-
Net cash (used in) financing activities	(92,498)	(229,193)

Net increase (decrease) in cash	43,461	(1,546)

Cash at beginning of period	30,171	31,717

Cash at end of period	$ 73,632	$ 30,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 162,353	$ 181,521
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of OnSource Corporation (OnSource) and its wholly-owned subsidiary, Global Alaska Industries, Inc. (Global Alaska), and Global Alaska's wholly-owned subsidiary, Alaska Bingo Supply, Inc. (ABSI), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization, Basis of Presentation and Nature of Operations

ONSOURCE CORPORATION (the "Company" or "OnSource") was incorporated in Delaware on October 4, 2000 as a wholly owned subsidiary of Global Casinos, Inc. ("Casinos"). Prior to July 1, 2001, OnSource did not engage in any operations. On July 1, 2001, Casinos transferred 100% of the outstanding common shares of Global Alaska to OnSource in exchange for 245,135 shares of OnSource common stock. In addition, OnSource assumed $640,941 of debt from Casinos. As of July 1, 2001, OnSource became the successor to the operations of Global Alaska. The transaction represented the reorganization of entities under common control. The financial statements reflect the historical cost basis of both entities, whereby Global Alaska is considered to be the predecessor entity.

GLOBAL ALASKA INDUSTRIES, INC. ("Global Alaska"), an Alaska corporation incorporated on August 1, 1997, is a holding company that owns 100% of the outstanding common stock of Alaska Bingo Supply, Inc. Global Alaska was a wholly owned subsidiary of Global Casinos, Inc. until June 30, 2001. Effective July 1, 2001, Global Alaska became a wholly owned subsidiary of OnSource Corporation.

ALASKA BINGO SUPPLY, INC. ("ABSI") is an Alaska corporation located in Anchorage, Alaska. It was acquired by Global Alaska on August 1, 1997. ABSI is primarily engaged in the distribution of a full line of charitable gaming supplies and equipment including bingo paper and pull-tabs. ABSI products are sold in Alaska to licensed non-profit organizations and municipalities that use the products for fund-raising purposes.

The consolidated financial statements include the accounts of the companies listed above for the two years ended June 30, 2004. All inter-company account balances and transactions are eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets, the long-term viability of the business, and future obligations under various tax statutes. Actual results may differ from these estimates.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $173,929 and a stockholders' deficit of $1,664,839 at June 30, 2004. During the Company's existence, its cash flow from operations has not been sufficient to fund all of its capital resource needs. Certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. The stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Risk Considerations

In connection with the sale of products and services, the Company grants credit, generally without collateral, to its customers. During 2004, approximately 25% of consolidated revenues were attributed to its largest customer, consisting of 14% related to product sales and 11% related to facility management services. During 2003, approximately 35% of consolidated revenues were attributed to our largest customer, consisting of 14% related to product sales and 21% related to facility management services. During 2004 and 2003, approximately 15% and 13%, respectively, of consolidated revenues were attributed to its second largest customer. As of June 30, 2004, approximately 13% of accounts receivable were from our largest customer and 10% were from our second largest customer.

Approximately 24% of the Company's bingo product supply purchases were from its largest supplier during both 2004 and 2003. Approximately 20% and 21% of the Company's bingo product supply purchases were from its second largest supplier during 2004 and 2003, respectively. Approximately 12% and 11% of the Company's bingo product supply purchases were from its third largest supplier during 2004 and 2003, respectively. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that would affect the Company's operating results adversely.

The Company operates in a highly regulated environment subject to the political process. ABSI and its customers are subject to extensive compliance and reporting requirements. Changes to existing statutes and regulations could have a negative effect on its operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company's financial instruments consist of accounts receivable, accounts payable and other current liabilities, and long-term debt. Except for long-term debt, the carrying value of financial instruments approximated fair value due to their short maturities. At June 30, 2004 and 2003, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.  The Company had an allowance for doubtful accounts of $31,500 at June 30, 2004.

Inventories

Inventories primarily consist of bingo supplies and pull-tabs. They are stated at the lower of cost or market. Cost is determined by the weighted average-cost method.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of leasehold improvements and tangible personal property, and are carried at cost. Depreciation is computed using the straight-line method over their estimated useful lives of five years.

At June 30, 2004, furniture, fixtures and equipment was composed of:
Leasehold improvements	$142,387
Furniture and equipment	91,095
Automated Teller Machines	116,410
Vehicles	7,500
Subtotal	357,392
Accumulated depreciation	(276,744)
Total, net	$ 80,648

Impairment of Long-Lived Assets and Identifiable Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets. The reported amount for assets to be disposed represent the lower of either the carrying value or the estimated fair value less the cost to sell.

On August 1, 1997, Global Alaska acquired ABSI from an individual. The acquisition was recorded using the purchase accounting rules required by Accounting Principles Board Opinion 16. The purchase price consisted of a cash down payment of $400,000, a promissory note of $4,000,000 due in monthly installments, and other costs and liabilities assumed of $262,763, resulting in a total purchase price of $4,662,763. The purchase price was allocated to the assets acquired based upon their fair market value and included $1,770,958 allocated to leasehold interests and contract rights (the identifiable intangibles) and a residual goodwill value of $2,164,504.

Revenues and profitability for ABSI declined significantly after the acquisition. The Company evaluated the carrying values of the identified intangibles and the goodwill acquired in the ABSI transaction and determined that the net realizable value of those assets had been impaired. Effective during the fiscal year ended June 30, 2000, the Company recorded an impairment charge equal to the remaining carrying value of the identified intangibles and goodwill. These actions reduced the carrying value of those assets to zero, which is treated as the new cost basis for these assets.

Revenue Recognition

In accordance with industry practice, sales of products are recognized when products are shipped. The Company has provided allowances for doubtful accounts and returns based on prior experience.

Advertising Costs

The Company expenses all advertising and sales promotion costs as they are incurred. Advertising costs were $12,767 and $14,153 for the years ended June 30, 2004 and 2003, respectively.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized.

Earnings Per Share

Earnings per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to measure compensation costs for stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price pursuant to the intrinsic value method.

Reporting Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances. For the years ended June 30, 2004 and 2003, there were no differences between reported net income and comprehensive income.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities established requirements for disclosure of derivative instruments and hedging activities. During the periods covered by the financial statements the Company did not have any derivative financial instruments and did not participate in hedging activities.

Segment Information

The Company currently operates in one business segment as determined in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performance. All operations are located in the United States of America.

Impact of Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

2.        FACILITY MANAGEMENT CONTRACTS

Until December 31, 2003, we provided turnkey facility management services to Bingo Halls operated by third parties. Our services included the provision of premises, furnishings, equipment, and certain maintenance and repair services. The State of Alaska's Department of Revenue Gaming Unit recently adopted changes in the gaming regulations that prohibited some of the services that we provided. Effective January 1, 2004, ABSI assigned its interests in various leases and contracts to a private company. As consideration for the assignments, the private company is required to make monthly payments to ABSI that aggregate $236,000 annually. The contracts that we assigned previously provided annual revenues approximating $516,000.

Under generally accepted accounting principles, ABSI will recognize payments received as other income.

Until December 31, 2003, ABSI was the primary obligor under a premises lease for a 14,000 square foot multi-purpose facility that had been configured for use as a bingo facility (the "underlying lease"). The assignment of contracts to a private party removed ABSI as the primary obligor under this lease. However, ABSI was unable to negotiate a full and unconditional release and remains contingently liable under the underlying lease. Previous payments for the underlying lease approximated $252,000 annually.  (See Note 4.)

3.        LONG TERM DEBT

At June 30, 2004, long term debt consisted of the following:

Installment note payable to the former owner of ABSI, collateralized by the common stock and all the assets of ABSI, payable in monthly installments of $30,000, including interest at 8.5%, due in 2007.

$ 1,787,887
Less current portion of long-term debt	(216,329)
$ 1,571,558

The installment note has an additional obligation to prepay the principal balance in an amount equal to 50% of annual earnings before interest, taxes, depreciation and amortization in excess of $1,300,000 per year. All unpaid principal and interest is due September 15, 2007.

Future scheduled maturities of long-term debt for each of the years ending June 30 are as follows:
2005	216,329
2006	235,450
2007	256,232
2008	1,079,846
Total	$1,787,887

4.        COMMITMENTS AND CONTINGENCIES

Global Alaska purchased ABSI from an individual on August 1, 1997. ABSI continues to lease its office and warehouse space from the previous owner. The lease will expire in 2007. Lease payments approximate $5,300 per month and are subject to escalation based upon the Anchorage consumer price index. Annual rental payments were approximately $61,000 and $59,000 for the years ended June 30, 2004 and 2003, respectively.

Future minimum lease payments for each of the years ending June 30 are as follows:
2005	$ 64,000
2006	64,000
2007	64,000
2008	20,000
Total	$212,000

ABSI entered into a two-year contract with an entity to assist ABSI with various legislative and regulatory matters. As of June 30, 2004, future payments required under this contract were $20,000.

Until December 31, 2003, ABSI leased space in a 14,000 square foot multi-purpose facility under a lease that required monthly payments aggregating $252,000 annually. The facility is located on a major thoroughfare in Anchorage and was configured for use as a Bingo Hall. Effective January 1, 2004, we assigned our rights and obligations under this lease to a private company. We were not able to negotiate a full and unconditional release from the landlord. Accordingly, we remain contingently liable for payments to the landlord. Should the private company fail to honor its obligations under the lease, we would be required to make restitution to the landlord. The lease requires future annual payments of $300,000, plus escalation based on the Anchorage consumer price index. The primary term of the lease expires in 2007, but may be extended through 2022.

5.        STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of $.0001 par value preferred stock. During the year ended June 30, 2004, OnSource amended its Certificate of Incorporation to reduce the number of authorized preferred shares from 50,000,000 to 5,000,000 and to reduce the par value from $.01 to $.0001. The preferred stock can be issued in one or more series as may be determined from time-to-time by the Board of Directors. In establishing a series the Board of Directors shall give to it a distinctive designation so as to distinguish it from the shares of all other series and classes, shall fix the number of shares in such series, and the preferences, rights, and restrictions thereof. As of June 30, 2004, OnSource had not established any series of preferred stock.

Common Stock

The Company's authorized common stock consists of 25,000,000 shares of $.0001 par value common stock. During the year ended June 30, 2004, OnSource amended its Certificate of Incorporation to reduce the number of authorized common shares from 100,000,000 to 25,000,000 and to reduce the par value from $.001 to $.0001.

OnSource was formed October 4, 2000 as a wholly owned subsidiary of Global Casinos, Inc. ("Casinos"). Effective July 1 2001, Casinos transferred to OnSource 100% of the outstanding common shares of Global Alaska Industries, Inc. ("Global Alaska"). As consideration therefore, OnSource issued 245,135 shares of its common stock to Casinos and agreed to assume $640,941 of Casinos' debt.

Casinos established August 6, 2001 as the record date for determining the Casinos' shareholders entitled to receive, as a stock dividend, one share of OnSource common stock for every ten shares of Casinos' common stock owned. After completing the registration process for the OnSource common shares, all 245,135 shares were distributed during the fiscal year 2004.

On October 31, 2001, the creditors holding promissory notes in the aggregate principal balance of $640,941 converted their debt into 427,294 shares of common stock. The conversion rate negotiated with the creditors was $1.50 per share.

Effective August 15, 2001, the Company issued an additional 8,000 shares of common stock representing the pro rata distribution of the Company's common stock to a shareholder of Casinos who had agreed to receive the shares as settlement of a claim against Casinos. For accounting purposes, the Company assigned the shares a value of $1.50 per share and recorded a non-cash settlement expense of $12,000.

To raise additional equity capital, the Company sold 90,000 shares during the year ended June 30, 2002. Five individuals, including the Company's officers and directors, purchased the stock for $45,000. The cash price of $0.50 per share was negotiated between the Company and the purchasers. For accounting purposes, the Company has assigned a value of $1.50 to each of these shares. The differential between the accounting value of $1.50 and the cash purchase price of $0.50 has been recorded as non-cash compensation expense aggregating $90,000.

During the year ended June 30, 2003, the Company issued 2,500 shares in exchange for services. For accounting purposes, the Company has assigned a value of $1.50 per share to the transaction and recorded an expense of $3,750.

As part of the distribution of shares to shareholders during fiscal year 2004, the Company adjusted the number of shares originally estimated to be issuable to the actual number of shares distributed. OnSource cancelled 10,000 common shares that had incorrectly been included in the original calculation of dividend shares. In addition, OnSource issued 229 common shares to Casinos' shareholders to account for fractional share interests.

During the year ended June 30, 2004, the Company issued 125,000 common shares pursuant to the exercise of stock options.

6.        INCOME TAXES

The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows:
	2004	2003
Statutory rate	34.0%	34.0%
State income taxes, net of Federal benefit	3.0%	3.0%
Benefit of surcharge exemption	(15.0)%	(15.0) %
Change in deferred tax asset valuation allowance	(22.0)%	(22.0)%
	0.0%	0.0%

There are differences in the accounting methods used for income tax purposes compared to financial reporting purposes. For tax purposes, all intangible assets are amortized over a fifteen-year period. For financial reporting purposes, the intangible assets were amortized over shorter periods.  In addition, the Company has accumulated a net operating loss carryforward ("NOL") of $216,000 since inception.  The accumulated timing difference and NOL was $2,336,000 at June 30, 2004, resulting in a potential future tax benefit of $514,000 which will expire in various years through 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of the Company's ability to generate future taxable income and fully utilize the potential tax benefits, an off setting valuation allowance of $514,000 has been provided. Therefore, the financial statements do not reflect either a deferred tax amount or a deferred tax liability.

7.        EMPLOYEE BENEFITS PLANS

The Company sponsors a Simple IRA Plan to benefit its employees. A Simple IRA is designed to give qualified employees in a small business a way to accumulate retirement benefits. Employees can contribute up to $7,000 per year. The Company matches up to 2% of the employee's compensation. Company contributions for the years ended June 30, 2004 and 2003 were $7,524 and $4,396, respectively.

8.        STOCK BASED COMPENSATION

On March 31, 2002 the Company adopted an Equity Incentive Plan. Pursuant to the Plan, stock options granted to eligible participants may take the form of incentive stock options or ISOs under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISOs, known as non-qualified stock options or NQSOs. As required by Section 422 of the Code, the aggregate fair market value of the Company's common stock with respect to its ISOs granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs. The exercise price of an ISO may not be less than 100% of the fair market value of the shares of the Company's common stock on the date of grant. The exercise price of an NQSO may be set by the Plan administrator. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason (other than for cause, or by reason of death, disability, or retirement), the optionee may exercise his options within a ninety day period following such termination to the extent he was entitled to exercise such options at the date of termination. Either the Company's Board of Directors (provided that a majority of directors are "disinterested") can administer the Plan, or the Company's Board of Directors may designate a committee comprised of directors meeting certain requirements to administer the Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 200,000 shares of the Company's common stock is reserved for issuance under the Plan.

During the year ended June 30, 2004, the Company granted a total of 65,000 incentive and nonqualified stock options under the Plan exercisable at a weighted average exercise price of $0.50 per share all of which expire in April, 2007. No options were granted during the year ended June 30, 2003.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price
Balance July 1, 2002	120,000	$0.50
Granted	-0-	-
Exercised	-0-	-
Balance June 30, 2003	120,000	$0.50
Granted	65,000	$0.50
Exercised	125,000	$0.50
Balance June 30, 2004	60,000	$0.50

The following table presents summarized information about fixed price stock options at June 30, 2004:
				Exercisable
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contracted Life	Weighted Average Price	Number Exercisable	Exercise Price
$0.50	15,000	2.6 years	$0.50	15,000	$0.50
$0.50	45,000	2.8 years	$0.50	45,000	$0.50

For disclosure purposes, the Company follows the Black-Scholes option pricing model to determine the pro-forma values assigned to options granted. The fair value of the options granted in fiscal year 2004 was estimated using the Black-Scholes option pricing model with the following assumptions:
Expected volatility	166%
Risk-free interest rate	2.10%
Expected dividends	None
Expected life of options	3 years

Had the Company used the pro-forma values for compensation cost using the Black-Scholes option pricing model, the Company's net income and earnings per share would have been adjusted to the pro-forma amounts indicated below:
	2004	2003
Net Income:
As reported	$89,826	$ 40,751
Pro forma	$76,409	$40,751
Earnings per share - basic:
As reported	$0.11	$0.05
Pro forma	$0.10	$0.05
Earnings per share - diluted:
As reported	$0.11	$0.05
Pro forma	$0.10	$0.05

9.        RELATED PARTY TRANSACTIONS

An officer and director provides certain management, accounting, and administrative services to the Company. During the years ended June 30, 2004 and 2003, his billings to the Company were $27,842 and $36,019, respectively.

A former director provides legal services to the Company. During the years ended June 30, 2004 and 2003, his billings to the Company were $50,742 and $22,678, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None
ITEM 8A.	CONTROLS AND PROCEDURES

       Frank L. Jennings, Principal Executive and Financial Officer of Global Casinos, Inc., has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

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
ITEM 8B.	OTHER INFORMATION

       None.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position
Jack Cochran	53	Director
Frank L. Jennings	53	Director, President, Chief Executive Officer, Chief Financial Officer
John Overturf	43	Director, Secretary

       The following sets forth biographical information with respect to our Directors and executive officers for the prior five years:

       Jack Cochran has been a Director since 2004. He serves as the principal for an independent marketing company that represents multinational manufacturers of athletic apparel, footwear and skiwear. His clients include Bolle, Wigwam and Adidas. He received his degree from the Ohio State University.

       Frank L. Jennings has been a Director, President and Chief Executive Officer of OnSource since its inception in October 2000. In addition, he has been a Director and Chief Financial Officer of our parent corporation, Global Casinos, since 2001. Furthermore, Mr. Jennings is a principal of Gunpark Management, LLC, an entity which provides management, clerical and administrative services to OnSource and Global Casinos. He was employed as Chief Financial Officer of American Educational Products, Inc., from 1993 until 2001. He holds a degree in Finance from Indiana University.

       John Overturf has been a Director since 2004. He currently serves as President of three companies: Combined Penny Stock Fund (OTCBB: PENY) since 1999; R.O.I., Inc., a private investment company, since 1985; and Prospector Capital, a private investment company, since 2002. He also serves as a Director of Combined Penny Stock Fund and BioSource International (NASDAQ: BIOI) since 1993. He received a degree in Finance from the University of Northern Colorado.

       Each director is elected to serve for a term of one year or until a successor is duly elected and qualified.

       Our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by our By-Laws.

       Currently, we do not have standing Audit, Compensation or Nominating Committees of the Board of Directors. During fiscal 2004 we do plan to form an Audit Committee. No member of the Audit Committee will receive any additional compensation for his service as a member of that Committee and members of this committee will be primarily comprised of non-officer directors. The Audit Committee will be responsible for providing assurance that financial disclosures made by management reasonably portray our financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee will:
*	oversee the external audit coverage, including the annual nomination of the independent public accountants,
*	review accounting policies and policy decisions,
*	review the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions,
*	inquire about the existence and substance of any significant accounting accruals, reserves or estimates made by management,
*	review with management the Management's Discussion and Analysis section of the Annual Report,
*	review the letter of management representations given to the independent public accountants,
*	meet privately with the independent public accountants to discuss all pertinent matters, and
*	report regularly to the Board of Directors regarding its activities.

       We also plan to form a Compensation Committee during fiscal 2004. No member of the Compensation Committee will receive any additional compensation for his service as a member of that Committee. The Compensation Committee will be responsible for:
*	reviewing pertinent data and making recommendations with respect to compensation standards for our executive officers, including the President and Chief Executive Officer,
*	establishing guidelines and making recommendations for the implementation of management incentive compensation plans,
*	reviewing the performance of the President and CEO,
*	establishing guidelines and standards for the grant of incentive stock options to key employees under our Equity Incentive Plan, and
*	Reporting regularly to our Board of Directors with respect to its recommendations.

Nomination Process

        The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of three members. The board has not adopted a charter to govern the director nomination process.

        Of the currently serving three directors, Messrs. Cochran and Overturf would be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Frank L. Jennings, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Jennings, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2005.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Frank L. Jennings, Chief Executive Officer and Chief Financial Officer, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, OnSource Corporation, 5455 Spine Road, Suite C, Boulder, Colorado 80301. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

       There are no family relationships among Directors, nor any arrangements or understandings between any Director and any other person pursuant to which any Director was elected as such. The present term of office of each Director will expire at the next annual meeting of stockholders.

Director compensation

       We have not paid any cash compensation to our directors for their service on our Board of Directors; nor have we made any commitments with respect to the payment of future cash compensation for such services. In consideration of his services as an outside director, we granted, during the year ended June 30, 2002, to Mr. Neuman nonqualified stock options exercisable to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share.

       Directors who are also our executive officers receive no additional compensation for their services as Directors.

       Except as noted herein or below, during the last five- (5) years no director or officer of the Company has:

       (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

       (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

       (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

       (4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

       Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Indemnification and Limitation on Liability of Directors

       Our Articles of Incorporation provide that we shall indemnify, to the fullest extent permitted by Delaware law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

       Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by the Delaware General Corporation Law. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for:
*	any breach of the duty of loyalty to us or our stockholders,
*	acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law,
*	dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions,
*	violations of certain laws, or
*	any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles.

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Messrs. Cochran and Overturf each failed to file one report covering one transaction, when they were elected to serve as directors of the Company. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10.        EXECUTIVE COMPENSATION

       The following table and discussion set forth information with respect to all compensation earned by or paid to our Chief Executive Officer, CEO, and our most highly compensated executive officers other than the CEO, for all services rendered in all capacities to us and our subsidiaries for each of our last two fiscal years ended June 30, 2004 and 2003. However, no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.
Table 1 Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs	LTIP Payouts ($)	All Other Compen- sation ($)
Frank L. Jennings, President	2003	$54,300(1)	-0-	-0-	-0-	-0-	-0-	-0-
	2004	$18,155(1)	-0-	-0-	-0-	10,000	-0-	-0-

__________________________________________
(1)	Mr. Jennings is paid for his services through Gunpark Management, LLC, which is included in the fees which we pay to Gunpark Management, LLC for managerial and other services.

Employment agreements

       We have no written employment agreements with any of our executive officers or key employees. We have not obtained any key man life insurance on any of our executive officers.

Equity Incentive Plan

       On March 31, 2002 we adopted an Equity Incentive Plan. Pursuant to the Plan, stock options granted to eligible participants may take the form of incentive stock options or ISOs under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISOs, known as non-qualified stock options or NQSOs. As required by Section 422 of the Code, the aggregate fair market value of our common stock with respect to our ISOs granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs. The exercise price of an ISO may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. The exercise price of an NQSO may be set by the Plan administrator. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason (other than for cause, or by reason of death, disability, or retirement), the optionee may exercise his options within a ninety day period following such termination to the extent he was entitled to exercise such options at the date of termination. Either our Board of Directors (provided that a majority of directors are "disinterested") can administer the Plan, or our Board of Directors may designate a committee comprised of directors meeting certain requirements to administer the Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 200,000 shares of our common stock is reserved for issuance under the Plan.

       At June 30, 2004, we had granted a total of 185,000 incentive and nonqualified stock options under the Plan exercisable at a weighted average price of $0.50 per share. All options have been issued with exercise prices at or above market value on the date of issuance.

       The following tables set forth certain information concerning the granting and exercise of incentive stock options during the last completed fiscal year by each of the named executive officers.

Table 2
Option/SAR Grants for Last
Fiscal Year - Individual Grants

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees 0	Exercise Price ($/sh)	Expiration Date
Frank L. Jennings	10,000	21%	$.50	2007

Table 3 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexer- cised in-the-Money Options/SAR's at FY-End ($) Exercisable/ Unexercisable
Frank L. Jennings	35,000	21,000	-0-	-0-

________________________

       Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of our common stock on the date the options are exercised.

       The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options. The fair market value of the securities underlying the options are based upon the determination of the Board of Directors in light of the arms-length transactions in the same securities.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth, as of September 30, 2004 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	78,000	8.8%
	John Overturf 5373 N. Union, Suite 100 Colorado Springs, CO 80918	12,000	1.4%
	Frank L. Jennings 5455 Spine Road, Suite C Boulder, CO 80301	55,000	6.2%
	All Officers and Directors as a Group (2 Persons)	67,000	7.6%
(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

Private Offering

       To provide working capital to OnSource to cover expenses associated with the spin-off, in January 2002, OnSource undertook a private offering of its common stock in which it sold the following number of shares to the following persons, at a price of $.50 per share:
Name	Number of Shares	Investment Amount
Clifford C. Thygesen(1)	20,000	$10,000
Frank L. Jennings(2)	20,000	10,000
Ratna Enterprises, LLC(3)	20,000	10,000
Stephen G. Calandrella(4)	10,000	5,000
Paul Jennings(5)	20,000	10,000
	90,000	$45,000

_________________________
(1)	Mr. Thygesen formerly served as a Director of Global Casinos.
(2)	Mr. Jennings serves as President and a Director of OnSource and Global Casinos.
(3)

As a manager of Ratna Enterprises, LLC, Clifford L. Neuman would be deemed the beneficial owner of the shares held of record by Ratna Enterprises. Mr. Neuman serves as a Director and legal counsel to OnSource and serves as a Director and legal counsel to Global Casinos.

(4)	Mr. Calandrella formerly served as President and a Director of Global Casinos.
(5)	Paul Jennings is the brother of Frank L. Jennings, our President and Director.

       No registration rights were granted to the investors in this private offering.

Consulting Arrangements

       The Company has a consulting arrangement with Gunpark Management, LLC, an entity controlled by Mr. Jennings, our CEO and CFO. Gunpark Management provides office, clerical, and administrative services for the company, as well as other companies. In consideration of those services, Gunpark Management invoices to us totaled $30,000 and $30,000 in fiscal 2004 and 2003, respectively. In addition, we pay rent to Gunpark Management in the amount of $1,000 per month.

       Mr. Neuman, formerly a director of the Company, provides legal services to the Company. During fiscal 2004 and 2003, Mr. Neuman's billings for legal services were $50,742 and $22,678, respectively. In June 2004, Mr. Neuman exercised options to purchase 25,000 shares of common stock at a price of $.50 per share. To pay for the option exercise price, Mr. Neuman applied a credit to the accrued and unpaid balance due to him for prior services.

       Mr. Jennings provides services to the Company as its CEO and CFO. During fiscal 2004 and 2003, Mr. Jennings billings for services were $27,842 and $36,019, respectively, which amounts are billed through Gunpark Management. In June 2004, Mr. Jennings exercised options to purchase 35,000 shares of common stock at a price of $.50 per share. To pay for the option exercise price, Mr. Jennings applied a credit to the accrued and unpaid balance due to him for prior services in his capacities of CEO and CFO.

PART IV
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
Exhibit No.		Title
*	2.0	Transaction Agreement
*	2.1	Amended and Restated Transaction Agreement dated September 22, 2003
	2.2	Second Amended and Restated Transaction Agreement dated November 10, 2003
*	3.1	Certificate of Incorporation
*	3.2	Bylaws
*	3.3	Amended and Restated Bylaws
	3.4	Certificate of Amendment to Certificate of Incorporation
*	4.1	Specimen Common Stock Certificate
*	5.0	Opinion of Neuman & Drennen, LLC
*	10.1	2002 Equity Incentive Plan
*	10.2	Agreement dated July 1, 2001 by and between Global Casinos, Inc., Global Alaska Industries, Inc. and Mark Griffin
*	10.3	Convertible Promissory Note dated July 1, 2001 by Global Alaska Industries, Inc., payable to Mark Griffin
*	10.4	Trust Agreement dated June 13, 2002
*	10.5	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Dorothy Calandrella
*	10.6	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Dorothy Calandrella
*	10.7	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Marie Kanger
*	10.8	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Marie Kanger
*	10.9	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and A. Leonard Nacht
*	10.10	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and A. Leonard Nacht
*	10.11	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Calandrella Family Foundation
*	10.12	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Calandrella Family Foundation
*	10.13	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Land Resources
*	10.14	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Land Resources
*	10.15	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Don Fruh
*	10.16	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Don Fruh
*	10.17	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Bruce Madsen
*	10.18	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Bruce Madsen
*	10.19	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Webquest, Inc.
*	10.20	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Webquest, Inc.
*	10.21	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Triumph Capital
*	10.22	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Triumph Capital
*	10.23	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Marco Foods, Inc.
*	10.24	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Marco Foods, Inc.
*	10.25	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and Gina Garcia-Shaw
*	10.26	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and Gina Garcia-Shaw
*	10.27	Assignment of Note dated October 18, 2001 by and between Global Casinos, Inc., OnSource Corporation and John R. Overturf, Jr.
*	10.28	Agreement to Convert Debt dated October 18, 2003, by and between OnSource Corporation and John R. Overturf, Jr.
*	10.29	Agreement to Lease Northern Lights Bingo Facility and Equipment dated November 1, 2002 between Alaska Bingo Supply, Inc. and JJ Powers Public Relations, Inc.
	14.1	Code of Ethics
*	16.0	Letter of Stark Winter Schenkein & Co., LLP regarding change in certifying accountants
*	21.0	List of Subsidiaries
	31.0	Certification of Chief Executive Officer and Chief Financial Officer
	32.0	Certification of Chief Executive Officer and Chief Financial Officer

______________________

*Incorporated by reference from the Company's Registration Statement on Form SB-2?A, SEC File No. 333-100106.

Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter ended June 30, 2004.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its principal accountant, for each of the last two fiscal years:
	2004	2003
Audit Fees	$23,810	$16,000
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$23,810	$16,000

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the board of directors to pre-approve all services to be performed by the independent accountants.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
ONSOURCE CORPORATION
Date: October 13, 2004	By:/s/ Frank L. Jennings Frank L. Jennings, Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Frank L. Jennings Frank L. Jennings	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer & Director	October 13, 2004
/s/ Jack Cochran Jack Cochran	Director	October 13, 2004
/s/ John Overturf John Overturf	Director and Secretary	October 13, 2004