Form 10QSB
period 2004-09-30
ONSOURCE CORP
filed 2004-11-22
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

___________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]    No [     ]

As of November 15, 2004, the Registrant had 888,158 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [   ]  No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by OnSource Corporation. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and its results of operations for the three month periods ended September 30, 2004 and 2003 and its cash flows for the three month periods ended September 30, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of September 30, 2004 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 58,240
Trade receivables, net of allowance of $31,500	278,564
Inventories	229,858
Other	1,539
Other	-
Total current assets	568,201

Furniture, fixtures and equipment, net of accumulated depreciation	79,900

Total assets	$ 648,101

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 184,137
Accounts payable to affiliates	202,780
Accrued expenses	94,520
Current portion of notes payable	220,958
Other	40,000
Total current liabilities	742,395

Notes payable, net of current portion	1,497,361

Total liabilities	2,239,756

Commitments and contingencies	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
888,158 shares issued and outstanding	89
Additional paid-in capital	972,545
Accumulated (deficit)	(2,564,289)
Total stockholders' (deficit):	(1,591,655)

Total liabilities and stockholders' (deficit)	$ 648,101

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2004 and 2003
(Unaudited)
	2004	2003
REVENUES
Product sales	$ 483,819	$ 428,732
Service revenues	41,874	158,060
Total revenues	525,693	586,792

COST OF REVENUES
Product costs	268,899	234,982
Service costs	9,140	65,190
Total cost of revenue	278,039	300,172

GROSS PROFIT	247,654	286,620

OPERATING EXPENSES
Selling, general and administrative	54,114	71,289
Salaries and wages	84,822	75,743
Professional fees	34,124	39,474
Marketing	17,125	17,758
Depreciation	5,892	4,686
Total operating expenses	196,077	208,950

OPERATING INCOME	51,577	77,670

OTHER INCOME (EXPENSE)
Interest expense	(37,568)	(43,565)
Proceeds from assignment of facility management contracts	59,175	-

INCOME BEFORE TAXES	73,184	34,105

PROVISION FOR INCOME TAXES
Current	15,300	8,000
Deferred	(15,300)	(8,000)
Total taxes	-	-

NET INCOME	$ 73,184	$ 34,105

Basic Earnings per Common Share	$ 0.08	$ 0.04
Diluted Earnings per Common Share	$ 0.08	$ 0.04
Weighted Average Shares Outstanding - Basic:	888,158	772,929
Weighted Average Shares Outstanding - Diluted:	914,825	812,929

See accompanying notes to consolidated financial statements.
ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2004 and 2003 (Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 73,184	$ 34,105
Expenses not requiring cash outlays
Depreciation	5,892	4,686
Changes in operating assets and liabilites
Trade receivables	(40,459)	3,653
Inventories	44,615	2,384
Accounts payable	(37,129)	(6,858)
Accrued expenses	14,330	22,516
Other	(1,113)	(2,145)
Net cash provided by operating activities	59,320	58,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(5,144)	(17,923)
Net cash (used in) investing activities	(5,144)	(17,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(69,568)	(19,981)
Net cash (used in) financing activities	(69,568)	(19,981)

Net increase in cash	(15,392)	20,437

Cash at beginning of period	73,632	30,171

Cash at end of period	$ 58,240	$ 50,608

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 37,660	$ 29,215
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

1.     Organization, Basis of Presentation, and Nature of Operations

The Consolidated Financial Statements for the three months ended September 30, 2004 and 2003 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

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

ONSOURCE CORPORATION (the "Company" or "OnSource") was incorporated in Delaware on October 4, 2000 as a wholly owned subsidiary of Global Casinos, Inc. ("Casinos"). On July 1, 2001, Casinos transferred 100% of the outstanding common shares of GAI to OnSource in exchange for 245,135 shares of OnSource common stock. In addition, OnSource assumed $640,941 of debt from Casinos. As of July 1, 2001, OnSource became the successor to the operations of GAI. The transaction represented the reorganization of entities under common control. The financial statements reflect the historical cost basis of both entities, whereby GAI is considered to be the predecessor entity.

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

2.     Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2004, it had an accumulated deficit of $2,564,289 and a working capital deficiency of $174,194. During the company's existence (including the existence of its predecessor operations) its cash flow from operations has not been sufficient to fund all of its capital resource needs. Certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. The stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.     Earnings per Common Share

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

5.     Facility Management Contracts

Until December 31, 2003, we provided turnkey facility management services to Bingo Halls operated by third parties. Our services included the provision of premises, furnishings, equipment, and certain maintenance and repair services. The State of Alaska's Department of Revenue Gaming Unit adopted changes in the gaming regulations that prohibit some of the services that we provided. Effective January 1, 2004, ABSI assigned its interests in various leases and contracts to a private company. As consideration for the assignments, the private company is required to make monthly payments to ABSI that aggregate $236,000 annually. The contracts that we assigned previously provided annual revenues approximating $516,000.

Under generally accepted accounting principles, ABSI will recognize the payments when they are received. These payments are classified as "Other Income" in our financial statements.

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

6.     Commitments and Contingencies

Global Alaska purchased ABSI from an individual on August 1, 1997. ABSI continues to lease its office and warehouse space from the previous owner. The lease will expire in 2007. Lease payments approximate $5,300 per month and are subject to escalation based upon the Anchorage consumer price index.

Until December 31, 2003, ABSI leased space in a 14,000 square foot multi-purpose facility under a lease that required monthly payments aggregating $252,000 annually. The facility is located on a major thoroughfare in Anchorage and was configured for use as a Bingo Hall. Effective January 1, 2004, we assigned our rights and obligations under the lease to a private company. We were not able to negotiate a full and unconditional release from the landlord. Accordingly, we remain contingently liable for payments to the landlord. Should the private company fail to honor its obligations under the lease, we would be required to make restitution to the landlord. The lease requires future annual payments of $300,000, plus escalation based on the Anchorage consumer price index. The primary term of the lease expires in 2007, but may be extended through 2022.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating Alaska Bingo Supply, Inc. ("ABSI").

Our operations are seasonal. ABSI experiences a significant increase in business during the winter months.

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

The State of Alaska's Department of Revenue Gaming Group adopted changes in the gaming regulations that prohibit distributors from providing turnkey facility management services to bingo hall operators. Some of the facility management services previously provided by Alaska Bingo Supply, Inc. were prohibited by the new regulations. Effective January 1, 2004 we assigned our interests in various leases and related contracts to a private non-affiliated party. The contracts that were assigned had previously provided annual revenues approximating $516,000. We also assigned our rights and obligations under the primary lease to the same party. The sales contract requires the purchaser to make monthly payments to us that approximate $236,000 annually. We remain contingently liable as the guarantor under the terms of the underlying facility lease.

Results of Operations - Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Income

We recognized net income of $73,184 for the three months ended September 30, 2004 compared to net income of $34,105 for the same period in 2003. An increase in product sales and a decline in operating expenses led to our improved results.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Product sales for the three months ended September 30, 2004 were $483,819 compared to sales of $428,732 for the same period in 2003, an increase of 13%.

Our service revenue from facility management contracts was nil for the three months ended September 30, 2004. For the three months ended September 30, 2003, those revenues were $129,405. Effective January 1, 2004 we assigned all of our interests in facility management contracts to a private company.

Our service revenue from other sources, primarily ATM business, increased from $28,655 for the three months ended September 30, 2003 to $41,874 for the three months ended September 30, 2004. We increased our placement of ATM's since 2003.

Cost of Revenues

Product costs increased by $33,917 to $268,899 for the three months ended September 30, 2004 as compared to $234,982 for the same period in 2003. Gross margins declined from 45% in 2003 to 44% in 2004 because of increasing competitive pressure on selling prices.

Our cost of revenues related to facility management contracts was nil for the three months ended September 30, 2004, compared to $63,527 for the three months ended September 30, 2003. Our cost of revenue for other service activities increased from $1,663 for the three months ended September 30, 2003 to $9,140 for the three months ended September 30, 2004, primarily as a result of increased ATM business.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses decreased by $12,873 to $196,077 in 2004 compared to $208,950 in 2003. Expenditures for salaries and wages increased $9,079 primarily because we added an additional marketing representative. There were minor increases in some of our other operating costs, including health insurance, workers compensation insurance, taxes and travel. These increases were offset by decreases in other categories. We negotiated a settlement that reduced our bank service fees by $18,000 and we reduced professional fees by $5,350 as a result of decreased regulatory filings.

Other Income

Effective January 1, 2004, we assigned our interests in the facility management contracts to a private company. The private company is required to make monthly payments to us that approximate $59,000 quarterly. We classify those payments as other income in our Consolidated Statements of Operations.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABSI. The note, with a principal balance of $1,718,319 at September 30, 2004, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $37,568 in 2004 from $43,565, in 2003, a decline of $5,997 or 14%. The decline in interest expense was a result of the normal decline in interest expense as monthly payments reduce the outstanding principal balance.

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

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company' results of operations.

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

At September 30, 2004, the Company had cash and cash equivalents of $58,240, substantially all of which was utilized in our distributorship operations. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of ABSI, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our debt repayment obligations are substantial. The debt was incurred in connection with the acquisition of ABSI in 1997. Since 1997, revenues and cash flow have declined substantially. Terms of the acquisition debt have been renegotiated three times since 1997, most recently in October 2002. At that time, the note was modified to bear interest at 8.5%, with monthly principal and interest payments of $30,000 and with all unpaid principal and interest due in September 2007. Under the modified terms of the note, principal of approximately $1,035,000 will be due at maturity. The terms of the note state that failure to meet the payment obligations would result in forfeiture of the Company's interest in Alaska Bingo Supply. We believe that the October 2002 modification reduces the annual cash requirements to service the note to a level appropriate with our expected cash flows provided by future operations. In addition, we may seek alternative debt or equity financing to retire the note, or negotiate additional modifications that would allow us to finance the balloon payment due in September 2007. However, there can be no assurance that future cash flow will be sufficient to service the note, or that we will be successful in obtaining additional or alternative debt or equity financing, and/or additional modifications or extensions to the note.

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

As discussed in Results of Operations we assigned our interests in all of our facility management contracts to a private company. We also assigned our rights and obligations to an underlying premises lease for a 14,000 square foot multi-purpose facility located on a major thoroughfare in Anchorage. We were not able to negotiate a full and unconditional release from the landlord. Accordingly, we remain contingently liable for payments to the landlord. Should the private company fail to honor its obligations under the lease, we would be required to make restitution to the landlord. Should this happen, it would have material adverse effect on our liquidity and capital resources. The underlying lease requires future payments aggregating $300,000 annually, plus escalation based on the Anchorage Consumer Price Index. The primary term of the lease expires in 2007, but may be extended through 2022.

Net cash provided by operating activities was $59,320 in 2004 and $58,341 in 2003. Although our net income improved in 2004, we utilized the additional cash to reduce amounts owed to vendors.

Investing activities used net cash of $5,144 in 2004 compared to $17,923 in 2003. All of the spending was for capital expenditures.

We used cash of $69,568 for financing activities in 2004 compared to $19,981 in 2003. All of the cash used in financing activities was normal principal payments on our debt.

Current assets decreased from $586,636 as of June 30, 2004 to $568,201 at September 30, 2004 an decrease of 3% primarily due to decreased cash balances. Current liabilities decreased from $760,565 on June 30, 2004 to $742,395 on September 30, 2004. Our current liabilities decreased primarily because we were able to reduce balances owed to certain vendors. On the other hand, there is a substantial amount due to or advances received from stockholders. The amounts due to stockholders are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2004, we had an accumulated deficit and a working capital deficiency. Our annual sales revenues have declined substantially over the last five years. These conditions raise substantial doubt about our ability to continue as a going concern.

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

       Item 6.       Exhibits and Reports on Form 8-K

                        Exhibits

                        31 Certification

                        32 Certification pursuant to USC Section 1350

                        Reports on Form 8-K

                        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ONSOURCE CORPORATION
Date: November 22, 2004	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer