Form 10QSB
period 2004-12-31
ONSOURCE CORP
filed 2005-02-18
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from         to

Commission file number 000-50470

ONSOURCE CORPORATION
 (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1561463 I.R.S. Employer Identification number

5455 Spine Road, Suite C, Boulder, Colorado 80301
(Address of Principal Executive Offices)Issuer's telephone number:     (303) 527-2903

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
Yes [ X ]    No [    ]

As of February 9, 2005, the Registrant had 948,158 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by OnSource Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, and its results of operations for the three month periods and six month periods ended December 31, 2004 and 2003 and its cash flows for the six month periods ended December 31, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's Annual Report on Form 10-KSB.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of December 31, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 55,845
Trade receivables, net of allowance of $31,500	249,875
Inventories	245,547
Other	11,654
Total current assets	562,921

Furniture, fixtures and equipment, net of accumulated depreciation	71,452

Total assets	$ 634,373

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 192,627
Accounts payable to affiliates	241,871
Accrued expenses	86,241
Current portion of notes payable	220,958
Other	40,000
Total current liabilities	781,697

Notes payable, net of current portion	1,443,395

Total liabilities	2,225,092

Commitments and contingencies	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
903,158 shares issued and outstanding	90
Additional paid-in capital	980,044
Accumulated (deficit)	(2,570,853)
Total stockholders' (deficit):	(1,590,719)

Total liabilities and stockholders' (deficit)	$ 634,373

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended December 31, 2004 and 2003 (Unaudited)
	2004	2003
REVENUES
Product sales	$ 554,256	$ 541,649
Service revenues	41,670	162,649
Total revenues	595,926	704,298

COST OF REVENUES
Product costs	322,013	286,016
Service costs	11,199	74,250
Total cost of revenue	333,212	360,266

GROSS PROFIT	262,714	344,032

OPERATING EXPENSES
Salaries, wages and benefits	116,535	100,082
Professional fees	69,414	89,118
Marketing	20,848	18,830
Rent and utilities	29,742	30,548
Postage	14,734	14,501
Other selling, general and administrative	36,459	43,150
Depreciation	4,792	3,101
Total operating expenses	292,524	299,330

OPERATING INCOME (LOSS)	(29,810)	44,702

OTHER INCOME (EXPENSE)
Interest expense	(35,930)	(39,429)
Proceeds from assignment of facility management contracts	59,176	-

INCOME (LOSS) BEFORE TAXES	(6,564)	5,273

PROVISION FOR INCOME TAXES
Current	(1,300)	1,250
Deferred	1,300	(1,250)
Total taxes	-	-

NET INCOME (LOSS)	$ (6,564)	$ 5,273

Earnings per Common Share - Basic	$ (0.01)	$ 0.01
Earnings per Common Share - Diluted	$ (0.01)	$ 0.01
Weighted Average Shares Outstanding - Basic:	894,491	772,929
Weighted Average Shares Outstanding - Diluted:	894,491	772,929

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended December 31, 2004 and 2003 (Unaudited)
	2004	2003
REVENUES
Product sales	$ 1,038,075	$ 970,381
Service revenues	83,544	320,709
Total revenues	1,121,619	1,291,090

COST OF REVENUES
Product costs	590,912	520,998
Service costs	20,339	139,440
Total cost of revenue	611,251	660,438

GROSS PROFIT	510,368	630,652

OPERATING EXPENSES
Salaries, wages and benefits	201,357	175,825
Professional fees	103,538	128,592
Marketing	37,973	36,588
Rent and utilities	48,672	45,428
Postage	27,973	26,161
Other selling, general and administrative	58,404	87,899
Depreciation	10,684	7,787
Total operating expenses	488,601	508,280

OPERATING INCOME	21,767	122,372

OTHER INCOME (EXPENSE)
Interest expense	(73,498)	(82,994)
Proceeds from assignment of facility management contracts	118,351	-

INCOME BEFORE TAXES	66,620	39,378

PROVISION FOR INCOME TAXES
Current	14,000	9,250
Deferred	(14,000)	(9,250)
Total taxes	-	-

NET INCOME	$ 66,620	$ 39,378

Earnings per Common Share - Basic	$ 0.07	$ 0.05
Earnings per Common Share - Diluted	$ 0.07	$ 0.05

Weighted Average Shares Outstanding - Basic:	891,325	772,929
Weighted Average Shares Outstanding - Diluted:	926,029	772,929

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2004 and 2003 (Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 66,620	$ 39,378
Expenses not requiring cash outlays
Depreciation	10,684	11,165
Changes in operating assets and liabilites
Trade receivables	(11,770)	(9,383)
Inventories	17,698	(25,533)
Accounts payable	10,452	(1,505)
Accrued expenses	6,051	88,558
Other	5,156	(4,170)
Net cash provided by operating activities	104,891	98,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(6,644)	(26,636)
Net cash (used in) investing activities	(6,644)	(26,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(123,534)	(62,962)
Exercise of common stock options	7,500	-
Net cash (used in) financing activities	(116,034)	(62,962)

Net increase (decrease) in cash	(17,787)	8,912

Cash at beginning of period	73,632	30,171

Cash at end of period	$ 55,845	$ 39,083

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 73,694	$ 83,169
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited)

1.         Organization and Consolidation

The Consolidated Financial Statements for the six months ended December 31, 2004 and 2003 have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's Annual Report on Form 10-KSB.

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

ONSOURCE CORPORATION. (the "Company" or "OnSource") was incorporated in Delaware on October 4, 2000 as a wholly owned subsidiary of Global Casinos, Inc. ("Casinos"). On July 1, 2001, Casinos transferred 100% of the outstanding common shares of GAI to OnSource in exchange for 245,135 shares of OnSource common stock. In addition, OnSource assumed $640,941 of debt from Casinos. As of July 1, 2001, OnSource became the successor to the operations of GAI. The transaction represented the reorganization of entities under common control. The financial statements reflect the historical cost basis of both entities, whereby GAI is considered to be the predecessor entity. Subsequent to the reorganization of OnSource as the parent company of GAI, Casinos "spun-off" OnSource to its shareholders as a stock dividend.

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

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, it had an accumulated deficit of $2,570,853 and a working capital deficiency of $218,776. During the company's existence (including the existence of its predecessor operations) its cash flow from operations has not been sufficient to fund all of its capital resource needs. Certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. The stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues its efforts to formulate plans and strategies to address its financial condition and increase profitability. Operating expenses have been reduced and management will continue its efforts to increase revenues. There can be no assurances that management will be. successful in their efforts

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

7.       Stock Based Compensation

During the six months ended December 31, 2004, the Company granted a total of 22,500 incentive and nonqualified stock options exercisable at a weighted average exercise price of $0.50 per share, all of which expire between May and October, 2007. No options were granted during the six months ended December 31, 2003.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price
Balance July 1, 2004	60,000	$0.50
Granted	22,500	$0.50
Exercised	15,000	$0.50
Balance December 31, 2004	67,500	$0.50

The following table presents summarized information about fixed price stock options at December 31, 2004:
				Exercisable
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contracted Life	Weighted Average Price	Number Exercisable	Exercise Price
$0.50	45,000	2.25 years	$0.50	45,000	$0.50
$0.50	20,000	2.5 years	$0.50	20,000	$0.50
$0.50	2,500	2.75 years	$0.50	2,500	$0.50

For disclosure purposes, the Company follows the Black-Scholes option pricing model to determine the pro-forma values assigned to options granted. The fair value of the options granted in fiscal year 2005 was estimated using the Black-Scholes option pricing model with the following assumptions:
Expected volatility	166%
Risk-free interest rate	2.10%
Expected dividends	None
Expected life of options	3 years

Had the Company used the pro-forma values for compensation cost using the Black-Scholes option pricing model, the Company's net income and earnings per share would have been adjusted to the pro-forma amounts indicated below:
	Dec, 2004	Dec, 2003
Net Income:
As reported	$66,620	$39,378
Pro forma	$57,011	$39,378
Earnings per share - basic:
As reported	$0.07	$0.05
Pro forma	$0.06	$0.05
Earnings per share - diluted:
As reported	$0.07	$0.05
Pro forma	$0.06	$0.05

8.       Subsequent Events

On January 12, 2005, we entered into a letter of intent to merge with Osmotics Pharma, Inc. ("OPI"). OPI is an emerging specialty pharmaceutical company founded on developing prescription products for the treatment of dermatological disorders, antibiotic resistant bacterial infections and certain cancers. The letter of intent is subject to certain conditions. After the transaction, former OnSource shareholders will own approximately 6% of the common stock of the combined companies and former OPI shareholders will own approximately 94%.
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

The State of Alaska's Department of Revenue Gaming Group adopted changes in the gaming regulations that prohibit distributors from providing turnkey facility management services to bingo hall operators. Some of the facility management services previously provided by ABSI were prohibited by the new regulations. Effective January 1, 2004, we assigned our interests in various leases and related contracts to a private non-affiliated party. The contracts that we assigned had previously provided annual revenues approximating $516,000. We also assigned our rights and obligations under the primary lease to the same party. The sales contract requires the purchaser to make monthly payments to us that approximate $236,000 annually. We remain contingently liable as the guarantor under the underlying facility lease.

On January 12, 2005, we entered into a letter of intent to merge with Osmotics Pharma, Inc. ("OPI"). OPI is an emerging specialty pharmaceutical company founded on developing prescription products for the treatment of dermatological disorders, antibiotic resistant bacterial infections and certain cancers. The letter of intent is subject to certain conditions. After the transaction, former OnSource shareholders will own approximately 6% of the common stock of the combined companies and former OPI shareholders will own approximately 94%.

Results of Operations - Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Net Income (Loss)

We recognized a net loss of ($6,564) for the three months ended December 31, 2004 compared to net income of $5,273 for the same period in 2003. Our results deteriorated primarily because of a decline in gross margins on product sales.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Until December 31, 2003, we also provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Product sales for the three months ended December 31, 2004 were $554,256 compared to sales of $541,649 for the same period in 2003, an increase of $12,607, or 2%.

Our service revenues from facility management contracts were nil for the three months ended December 31, 2004. For the three months ended December 31, 2003, those revenues were $129,405. Effective January 1, 2004, we assigned all of our interests in facility management contracts to a private company.

Our service revenues from other services, primarily ATM business, increased from $33,244 for the three months ended December 31, 2003 to $41,670 for the three months ended December 31, 2004. As of December 31, 2004, there were 38 ATM's generating revenue for us.

Cost of Revenues

Product costs increased by $35,997 to $322,013 for the three months ended December 31, 2004 as compared to $286,016 for the same period in 2003. Gross margins deteriorated from 47% in 2003 to 42% in 2004 because increased competitive pressures have prevented us from recouping additional costs incurred, particularly with respect to transportation costs required to ship our products.

Our cost of revenues related to facility management contracts was nil for the three months ended December 31, 2004, compared to $71,033 for the three months ended December 31, 2003. Our cost of revenues for other service activities increased from $3,217 for the three months ended December 31, 2003 to $11,199 for the three months ended December 31, 2004, primarily as a result of increased ATM business.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses decreased by $6,806 to $292,524 in 2004 compared to $299,330 in 2003. Our professional fees decreased by $19,704 primarily because the 2003 period included legal costs and transfer agent fees associated with issuing stock certificates to our shareholders. This decrease was somewhat offset by an increase in personnel costs resulting from our expanded marketing efforts.

Other Income

Effective January 1, 2004, we assigned our interests in the facility management contracts to a private company. The private company is required to make monthly payments to us that approximate $59,000 quarterly. We classify these payments as other income in our Consolidated Statements of Operations.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABSI. The note, with a principal balance of $1,664,353 at December 31, 2004, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $35,930 in 2004 from $39,429, in 2003, a decline of $3,499 or 9%. The decline in interest expense was the normal decline in interest expense as the monthly installments reduce the principal balance.

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

Results of Operations - Six Months Ended December 31, 2004 Compared to the Six Months Ended December 31, 2003

Net Income

We recognized net income of $66,620 for the six months ended December 31, 2004 compared to net income of $39,378 for the same period in 2003. Our income improved primarily because we were able to reduce some of our operating costs.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Until December 31, 2003, we also provided facility management services to licensed operators, including the provision of bingo facilities and equipment on a turnkey basis. Product sales for the six months ended December 31, 2004 were $1,038,075 compared to sales of $970,381 for the same period in 2003, an increase of $67,694, or 7%.

Our service revenues from facility management contracts were nil for the six months ended December 31, 2004. For the six months ended December 31, 2003, those revenues were $258,810. Effective January 1, 2004, we assigned all of our interests in facility management contracts to a private company.

Our service revenues from other services, primarily ATM business, increased from $61,899 for the six months ended December 31, 2003 to $83,544 for the six months ended December 31, 2004. As of December 31, 2004, there were 38 ATM's generating revenue for us.

Cost of Revenues

Product costs increased by $69,914 to $590,912 for the six months ended December 31, 2004 as compared to $520,998 for the same period in 2003. Gross margins deteriorated from 44% in 2003 to 43% in 2004 because increased competitive pressures have prevented us from recouping additional costs incurred, particularly with respect to transportation costs required to ship our products.

Our cost of revenues related to facility management contracts was nil for the six months ended December 31, 2004, compared to $134,560 for the six months ended December 31, 2003. Our cost of revenues for other service activities increased from $4,880 for the six months ended December 31, 2003 to $20,339 for the six months ended December 31, 2004, primarily as a result of increased ATM business.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses decreased by $19,679 to $488,601 in 2004 compared to $508,280 in 2003. Our professional fees decreased by $25,054 primarily because the 2003 period included legal costs and transfer agent fees associated with issuing stock certificates to our shareholders. This decrease was somewhat offset by an increase in personnel costs resulting from our expanded marketing efforts.

Interest Expense

Substantially all of our interest expense is incurred in connection with our installment note payable to the former owner of ABS. The note, with a principal balance of $1,664,353 at December 31, 2004, bears interest at 8.5%, a rate that was reduced from 9% in October 2002. Interest expense declined to $73,498 in 2004 from $82,994, in 2003, a decline of $9,496, or 11%. The decline in interest expense was the normal decline in interest expense as the monthly installments reduce the principal balance.

Other Income

Effective January 1, 2004, we assigned our interests in the facility management contracts to a private company. The private company is required to make monthly payments to us that approximate $59, 000 quarterly. We classify these payments as other income in our Consolidated Statements of Operations.

Income Taxes

For tax purposes, the Company reported taxable losses for each of the last two fiscal years. There are differences in the accounting methods used for financial reporting purposes compared to tax reporting purposes. Our primary difference relates to the amortization of intangible assets. For tax purposes, all intangible assets are amortized over a fifteen-year period. For financial reporting purposes, the intangible assets were amortized over a shorter period. As of June 30, 2004, the accumulated timing difference was $2,366,000 and the potential future tax benefit was $514,000. The potential future tax benefit does not appear in the accompanying financial statements due to uncertainty about our ability to use the potential benefits. We did not pay any income taxes in 2004 and 2003, and we do not expect to pay income taxes in 2005.

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

At December 31, 2004, the Company had cash and cash equivalents of $55,845, substantially all of which was utilized in our distributorship operations. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of ABSI, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our debt repayment obligations are substantial. The debt was incurred in connection with the acquisition of ABSI in 1997. Since 1997, revenues and cash flows have declined substantially. Terms of the acquisition debt have been renegotiated three times since 1997, most recently in October 2002. At that time, the note was modified to bear interest at 8.5%, with monthly principal and interest payments of $30,000 and with all unpaid principal and interest due in September 2007. Under the modified terms of the note, principal of approximately $1,035,000 will be due at maturity. The terms of the note state that failure to meet the payment obligations would result in forfeiture of the Company's interest in Alaska Bingo Supply. We believe that the October 2002 modification reduces the annual cash requirements to service the note to a level appropriate with our expected cash flows provided by future operations. In addition, we may seek alternative debt or equity financing to retire the note, or negotiate additional modifications that would allow us to finance the balloon payment due in September 2007. However, there can be no assurance that future cash flow will be sufficient to service the note, or that we will be successful in obtaining additional or alternative debt or equity financing, and/or additional modifications or extensions to the note.

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

As discussed in Results of Operations we assigned our interests in all of our facility management contracts to a private company. We also assigned our rights and obligations to a underlying premises lease for a 14,000 square foot multi-purpose facility located on a major thoroughfare in Anchorage. We were not able to negotiate a full and unconditional release from the landlord. Accordingly, we remain contingently liable for payments to the landlord. Should the private company fail to honor its obligations under the lease, we would be required to make restitution to the landlord. Should this happen, it would have a material adverse effect on our liquidity and capital resources. The underlying lease requires future payments aggregating $300,000 annually, plus escalation based on the Anchorage Consumer Price Index. The primary term of the lease expires in 2007, but may be extended through 2022.

Net cash provided by operating activities increased from $98,510 in 2003 to $104,891 in 2004. The increase was primarily caused by the improvement in net income.

Investing activities used net cash of $6,644 in 2004 compared to $26,636 in 2003. All of the cash used for investing activities was for capital expenditures.

We used cash of $116,034 for financing activities in 2004 compared to $62,962 in 2003. All of the cash used in financing activities in 2003 was normal principal payments on our debt. In 2004, normal debt principal payments of $123,534 were offset by proceeds of $7,500 received from the exercise of stock options.

Current assets decreased from $586,636 as of June 30, 2004 to $562,921 at December 31, 2004 a decrease of 4% primarily due to decreased inventory balances. Current liabilities increased from $760,565 on June 30, 2004 to $781,697 on December 31, 2004. Our current liabilities increased primarily because we have not been sufficiently profitable to satisfy all of our obligations. There is a substantial balance of amounts due to or advances received from stockholders. The amounts due to stockholders are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, we had an accumulated deficit and a working capital deficiency. Our annual sales revenues have declined substantially over the last five years. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II.     OTHER INFORMATION
Item 1.	Legal Proceedings
None, except as previously disclosed.
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None, except as previously disclosed.
Item 4.	Submission of Matters to a Vote of Security Holders
None, except as previously disclosed.
Item 5.	Other Information
None, except as previously disclosed.
Item 6.	Exhibits and Reports on Form 8-K
Exhibits
	31.	Certification
	32.	Certification pursuant to USC Section 1350

Reports on Form 8-K
The Company filed the following reports on Form 8-K during the quarter ended December 31, 2004:
	1.	On October 19, 2004, the Company filed a Current Report on Form 8-K under Item 2, Results of Operations and Financial Condition.
	2.	On December 2, 2004, the Company filed a Current Report on Form 8-K under Item 2, Results of Operation and Financial Condition.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ONSOURCE CORPORATION
Date: February 18, 2004	By: /s/ Frank L. Jennings Frank L. Jennings, Principal Executive and Financial Officer