Form 10QSB
period 2005-03-31
ONSOURCE CORP
filed 2005-06-01
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from         to

Commission file number 000-50470

ONSOURCE CORPORATION
 (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1561463 I.R.S. Employer Identification number

1444 Wazee Street, Suite 210, Denver, Colorado 80202
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 527-2903

               5455 Spine Road, Suite C, Boulder, Colorado 80301
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No [   ]

As of May 24, 2005, the Registrant had 12,398,619 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

 PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by OnSource Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and its results of operations for the three month periods and nine month periods ended March 31, 2005 and 2004 and its cash flows for the nine month periods ended March 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's Annual Report on Form 10-KSB.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of March 31, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 55,944
Restricted cash	1,057,837
Advances to Osmotics Pharma	550,000
Trade receivables, net of allowance of $51,500	238,883
Inventories, net of allowance of $48,000	208,736
Other	204,096
Total current assets	2,315,496
Furniture, fixtures and equipment, net of accumulated depreciation	80,365
Total assets	$ 2,395,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debentures payable of $1,666,500, net of	$ 140,653
debt discount of $1,525,847
Accounts payable	196,509
Accounts payable to affiliates	287,479
Current portion of note payable	232,256
Accrued expenses	83,869
Other	40,000
Total current liabilities	980,766
Note payable, net of current portion	1,377,000
Total liabilities	2,357,766
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized;
970,658 shares issued and outstanding	97
Additional paid-in capital	2,896,462
Accumulated deficit	(2,858,464)
Total stockholders' equity	38,095
Total liabilities and stockholders' equity	$ 2,395,861

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
REVENUES
Product sales	$ 470,405	$ 469,473
Service revenues	43,025	34,687
Total revenues	513,430	504,160
COST OF REVENUES
Product costs	286,438	264,545
Service costs	19,593	9,616
Total cost of revenue	306,031	274,161
GROSS PROFIT	207,399	229,999
OPERATING EXPENSES
Salaries, wages and benefits	83,365	93,161
Professional fees	49,398	24,041
Merger expenses	120,447	-
Rent and utilities	25,279	26,697
Marketing	20,182	14,371
Postage	10,283	12,340
Other selling, general and administrative	67,208	37,292
Total operating expenses	376,162	207,902
OPERATING INCOME (LOSS)	(168,763)	22,097
OTHER INCOME (EXPENSE)
Interest expense	(178,023)	(37,812)
Proceeds from assignment of facility management contracts	59,175	59,175
Total other income (expense)	(118,848)	21,363
INCOME (LOSS) BEFORE TAXES	(287,611)	43,460
PROVISION (BENEFIT) FOR INCOME TAXES
Current	(14,000)	8,975
Deferred	14,000	(8,975)
Total taxes	-	-
NET INCOME (LOSS)	$ (287,611)	$ 43,460
Earnings (loss) per Common Share - Basic	$ (0.30)	$ 0.06
Earnings (loss) per Common Share - Diluted	$ (0.30)	$ 0.06
Weighted Average Shares Outstanding - Basic:	952,325	786,429
Weighted Average Shares Outstanding - Diluted:	952,325	786,429

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the nine months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
REVENUES
Product sales	$ 1,508,480	$ 1,439,854
Service revenues	126,569	355,396
Total revenues	1,635,049	1,795,250
COST OF REVENUES
Product costs	877,350	785,543
Service costs	39,932	149,056
Total cost of revenue	917,282	934,599
GROSS PROFIT	717,767	860,651
OPERATING EXPENSES
Salaries, wages and benefits	284,722	268,986
Professional fees	152,936	152,633
Merger expenses	120,447	-
Rent and utilities	73,951	72,125
Marketing	58,155	50,959
Postage	38,256	38,501
Other operating costs	136,296	132,978
Total operating expenses	864,763	716,182
OPERATING INCOME (LOSS)	(146,996)	144,469
OTHER INCOME (EXPENSE)
Interest expense	(251,521)	(120,806)
Proceeds from assignment of facility management contracts	177,526	59,175
Total other expense	(73,995)	(61,631)
INCOME (LOSS) BEFORE TAXES	(220,991)	82,838
PROVISION (BENEFIT) FOR INCOME TAXES
Current	-	18,225
Deferred	-	(18,225)
Total taxes	-	-
NET INCOME (LOSS)	$ (220,991)	$ 82,838
Earnings (loss) per Common Share - Basic	$ (0.24)	$ 0.11
Earnings (loss) per Common Share - Diluted	$ (0.24)	$ 0.11
Weighted Average Shares Outstanding - Basic:	911,658	777,429
Weighted Average Shares Outstanding - Diluted:	911,658	777,429

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (220,991)	$ 82,838
Expenses not requiring cash outlays
Amortization	260,474	-
Depreciation	16,717	17,514
Allowance for doubtful accounts	20,000	-
Changes in operating assets and liabilites
Trade receivables	(20,778)	(46,511)
Inventories	65,737	(12,612)
Accounts payable	59,942	90,346
Accrued expenses	3,679	16,493
Other	(5,761)	(683)
Net cash provided by operating activities	179,019	147,385
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Osmotics Pharma	(550,000)	-
Purchases of equipment	(21,589)	(25,108)
Net cash used in investing activities	(571,589)	(25,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures	1,666,500	-
Cash commissions paid on convertible debentures	(95,150)	-
Principal payments on debt	(178,631)	(110,569)
Exercise of common stock options	40,000	22,500
Net cash provided by (used in) financing activities	1,432,719	(88,069)
Net increase in cash	1,040,149	34,208
Cash at beginning of period	73,632	30,171
Cash at end of period	$ 1,113,781	$ 64,379
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 108,598	$ 121,853
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

ONSOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

1.      Organization and Consolidation

The Consolidated Financial Statements for the three and nine months ended March 31, 2005 and 2004 have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim periods. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's Annual Report on Form 10-KSB.

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

ONSOURCE CORPORATION was incorporated in Delaware on October 4, 2000 as a wholly owned subsidiary of Global Casinos, Inc. ("Casinos"). On July 1, 2001, Casinos transferred 100% of the outstanding common shares of GAI to OnSource in exchange for 245,135 shares of OnSource common stock. In addition, OnSource assumed $640,941 of debt from Casinos. As of July 1, 2001, OnSource became the successor to the operations of GAI. The transaction represented the reorganization of entities under common control. The financial statements reflect the historical cost basis of both entities, whereby GAI is considered to be the predecessor entity. Subsequent to the reorganization of OnSource as the parent company of GAI, Casinos "spun-off" OnSource to its shareholders as a stock dividend.

GLOBAL ALASKA INDUSTRIES, INC. ("GAI"), an Alaska corporation incorporated on August 1, 1997, is a holding company that owns 100% of the outstanding common stock of Alaska Bingo Supply, Inc. GAI was a wholly owned subsidiary of Casinos until June 30, 2001. Effective July 1, 2001, GAI became a wholly owned subsidiary of OnSource.

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

On January 12, 2005, we entered into a letter of intent to merge with Osmotics Pharma, Inc. ("Pharma"). Pharma is an emerging specialty pharmaceutical company focused on dermatology, oncology, and infectious disease.

On April 8, 2005, we executed a definitive merger agreement with Pharma and on May 10, 2005, the merger was consummated (the "Merger"). Prior to May 10, 2005, Pharma was a 98% owned subsidiary of Osmotics Corporation ("Osmotics").

The Merger between OnSource and Pharma is expected to be accounted for as a reverse acquisition of OnSource by Pharma since Pharma's stockholders will control the majority of the common stock after the Merger. As a result, the historical financial results of Pharma will become those of the Company.

2.      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2005, it had an accumulated deficit of $(2,858,464). During the Company's existence (including the existence of its predecessor operations) its cash flow from operations has not been sufficient to fund all of its capital resource needs and certain stockholders and affiliates have advanced funds to the Company to enable it to continue operations. These stockholders and affiliates are under no obligation to continue to advance working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues its efforts to formulate plans and strategies to address its financial condition and increase profitability. Operating expenses have been reduced and management will continue its efforts to increase revenues. There can be no assurances that management will be successful in their efforts.

Furthermore, since its inception in February 2002, Pharma has not generated revenue and has a history of net losses and operating cash flow deficits. In connection with the Merger, the Company sold $2,208,500 in convertible debentures (the "Debentures") to fund the activities of Pharma. Based on Pharma's operating plan, the net proceeds from the Debentures will not be sufficient to fund its planned operations past the third calendar quarter of 2005 and accordingly, additional capital will have to be raised. The Company plans to raise additional capital through the sale of common or preferred stock or convertible debt securities. There is no assurance that we will be successful in these efforts.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.      Merger with Osmotics Pharma

Upon consummation of the Merger, all outstanding securities of Pharma were converted into OnSource securities as follows:
*

All issued and outstanding shares of Series A Convertible Preferred Stock of Pharma were converted into 1,000,000 shares of OnSource Series A Convertible Preferred Stock, with a stated value of $4.00 per share;

*	All issued and outstanding shares of common stock of Pharma were converted, pro rata, into an aggregate of 11,427,961 shares of OnSource common stock;
*

All holders of Pharma issued and outstanding common stock received warrants exercisable for two years to purchase an aggregate of 1,079,472 shares of OnSource common stock at an exercise price of $2.18 per share;

*

All outstanding stock options exercisable to purchase shares of common stock of Pharma were converted into stock options exercisable to purchase an aggregate of 2,714,750 shares of OnSource common stock at an exercise price of $1.00 per share.

The OnSource common stock, preferred stock, warrants and options issuable on consummation of the Merger shall be referred to collectively as the "Merger Securities". After the Merger, the Pharma shareholders will own approximately 92% of the total outstanding shares of OnSource common stock immediately after the Merger.

The Merger Securities will be issued to the Pharma shareholders without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) and Regulation D thereunder. When issued, the Merger Securities will be "restricted securities" within the meaning of Rule 144 under the Securities Act and will be subject to restrictions on resale.

Following completion of the Merger, OnSource intends to register for resale under the Securities Act the distribution of the Merger Securities issuable to Osmotics in the Merger to the Osmotics' shareholders. Until such time that registration and distribution are completed, all shares of voting securities of OnSource received by Osmotics in the Merger will be voted by Steven Porter, the Company's Chairman and Chief Executive Officer, acting on behalf of Osmotics' Board of Directors, under the terms of a Voting Agreement.

4.      Convertible Debentures

As discussed above, to fund the operations of Pharma, we undertook and completed the sale of the Debentures receiving gross proceeds of $2,208,500. The offering was completed on April 15, 2005. Each Debenture accrues interest at the rate of 6% per annum and is due and payable in full, principal and interest, on December 31, 2005 (the "Maturity Date"). The Debentures are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Debentures are mandatorily convertible in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of our common stock has exceeded $2.00 per share for 10 consecutive trading days.

In addition, for every $2.00 in Debentures sold in the offering, an investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for a three years to purchase one additional share of common stock at a purchase price of $4.00 per share (the "Warrants"). The Warrants are redeemable by the Company under certain circumstances.

Through March 31, 2005 we had sold Debentures in the aggregate amount of $1,666,500. The proceeds from the Debentures are reflected as Restricted Cash on the accompanying consolidated balance sheet as the proceeds were restricted as to use (can only be used to fund Pharma). In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and Emerging Issues Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"), we are required to recognize the value of conversion rights attached to the Debentures. These rights give the holders the ability to convert the Debentures into shares of common stock at a price per share that was less than the trading price to the public on the day the Debentures were purchased. For accounting purposes, we allocated $679,952 to the value of the Warrants and $986,548 to the value of the beneficial conversion feature based on their relative fair values. The Warrants were valued using the Black Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $1,666,500 was recorded as a debt discount and additional paid in capital. The debt discount will be amortized as interest expense over the life of the Debentures. For the three months ended March 31, 2005, we amortized $140,653 of discount related to the beneficial conversion feature and Warrants.

In connection with the sale of the Debentures, the Company paid fees to persons who served as placement agents consisting of a cash fee of 10% of the aggregate amount of Debentures sold by such placement agent, and warrants exercisable to purchase 10% of the number of shares of common stock underlying the Debentures sold by them (the "Placement Warrants"). The Placement Warrants are exercisable for three years and entitle the holder to purchase shares of common stock at an exercise price of $1.20 per share. The Company paid to placement agents an aggregate of $134,350 in cash commissions and issued an aggregate of 134,350 Placement Warrants.

Through March 31, 2005, we incurred placement agent costs of $95,150 in cash commissions and issued 95,150 in Placement Warrants. We valued the Placement Warrants using the Black Scholes option pricing model. The resulting valuation of $217,425 was recorded as additional paid in capital and debt offering costs. The cash commissions were also recorded as debt offering costs. The debt offering costs are reflected in other current assets on the accompanying consolidated balance sheet. The debt offering costs will be amortized over the remaining life of the Debentures. Through March 31, 2005, we amortized $119,821 of debt offering costs, which is included in merger expenses in the accompanying statements of operations.

5.      Advances to Pharma

In connection with the Merger, OnSource and Pharma entered into a credit agreement (the "Credit Agreement") which provided for OnSource to loan Pharma up to $1,000,000 under secured promissory notes ("Secured Notes"). The Secured Notes bear interest at 8% per annum with principal and interest due and payable on or before December 31, 2005. The Secured Notes are secured by Osmotics' interest in Pharma's common stock as well as a general security interest in all of the intangible assets of Pharma. Through March 31, 2005, the Company had advanced Pharma $550,000 under the Credit Agreement. Subsequent to March 31, 2005, additional funds were advanced to Pharma and it is the intent of the parties that Pharma utilize the entire proceeds of the Debentures to fund its operations. It is not the intent of the parties that Pharma repay the advances after the Merger is consummated. Rather, the advances will be considered a capital contribution.

6.      Note Payable

The Company has a promissory note payable (the "Note Payable") that was incurred in connection with the purchase of ABSI in 1997. The Note Payable, as amended, bears interest at 8.5% per annum, requires monthly principal and interest payments of $30,000 with all unpaid principal and interest due in September 2007. The Note Payable is secured by the Company's interest in ABSI. Subsequent to March 31, 2005, the holder agreed to reduce the monthly payment amount to $20,000. Scheduled principal payments under the Note Payable are as follows:
2005	$ 76,810
2006	139,175
2007	1,393,271
Total	$ 1,609,256

7.      Earnings (Loss) per Common Share

Earnings (or loss) per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period).

8.      Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. The Company has accumulated timing differences related to the amortization period of certain intangible assets and net operating loss carryforwards resulting in a deferred tax asset of $514,000. However, the Company has established a valuation allowance equal to the deferred tax asset due to the historical operating losses and uncertainty regarding future profitability.

9.      Facilities Management Services

Until December 31, 2003, we provided turnkey facility management services to Bingo Halls operated by third parties. Our services included the provision of premises, furnishings, equipment, and certain maintenance and repair services. The State of Alaska's Department of Revenue Gaming Unit adopted changes in the gaming regulations that prohibit some of the services that we provided. Effective January 1, 2004, ABSI assigned its interests in various leases and contracts to a private company. As consideration for the assignments, the private company is required to make monthly payments to ABSI that aggregate $236,000 annually. The contracts that we assigned previously provided annual revenues approximating $516,000 and required annual lease payments approximating $252,000.

Under generally accepted accounting principles, ABSI will recognize the payments when they are received. These payments are classified as "Other Income" in our financial statements.

10.    Commitments and Contingencies

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

11.    Stock Based Compensation

During the nine months ended March 31, 2005, the Company granted a total of 22,500 incentive and nonqualified stock options exercisable at a weighted average exercise price of $0.50 per share, all of which expire between May and October, 2007. No options were granted during the nine months ended March 31, 2004.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price
Balance July 1, 2004	60,000	$0.50
Granted	22,500	$0.50
Exercised	82,500	$0.50
Balance March 31, 2005	0

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

Had the Company used the pro-forma values for compensation cost using the Black-Scholes option pricing model, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro-forma amounts indicated below:
	Mar, 2005	Mar, 2004
Net Income(Loss):
As reported	$(220,991)	$82,838
Pro forma	$(230,600)	$82,838
Earnings (loss) per share - basic:
As reported	$(.24)	$0.11
Pro forma	$(.25)	$0.11
Earnings (loss) per share - diluted:
As reported	$(.24)	$0.11
Pro forma	$(.25)	$0.11

12.    Related Party Transactions

A shareholder and director provides certain management, accounting and administrative services to the Company. During the nine months ended March 31, 2005 and 2004, his billings to the Company were $48,375 and $24,187, respectively.

A shareholder and former director provides certain legal services to the Company. During the nine months ended March 31, 2005 and 2004, his billings to the Company were $48,978 and $29,185, respectively.

As of March 31, 2005, $287,479 was owed to related parties for accrued and unpaid invoices.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to merger and acquisition activities. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Additionally, this discussion and analysis should also be read with the Risk Factors described in our Current Report on Form 8K filed on May 16, 2005.

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

The State of Alaska's Department of Revenue Gaming Group adopted changes in the gaming regulations that prohibit distributors from providing turnkey facility management services to bingo hall operators. Some of the facility management services previously provided by ABSI were prohibited by the new regulations. Effective January 1, 2004, we assigned our interests in various leases and related contracts to a private non-affiliated party. The contracts that we assigned had previously provided annual revenues approximating $516,000. We also assigned our rights and obligations under the primary lease to the same party. The primary lease required monthly payments aggregating $252,000 annually. The sales contract requires the purchaser to make monthly payments to us that approximate $236,000 annually. We remain contingently liable as the guarantor under the underlying facility lease.

On January 12, 2005, we entered into a letter of intent to merge with Osmotics Pharma, Inc. ("Pharma"). Pharma is an emerging specialty pharmaceutical company focused on dermatology, oncology and infectious disease.

We closed on the Merger with Pharma on May 10, 2005. The Merger will change our business operations and will significantly increase our capital resource needs. During the three months ended March 31, 2005, we incurred costs related to the Merger that had a significant impact on our Results of Operations.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collection of receivables, inventory obsolescence and non-monetary transactions such as and beneficial conversion features of convertible debt. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our financial statements.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition," product sales revenue is recognized at the point of shipment, at which time title is passed. Service revenue is recognized at the time the service is provided and collection reasonably assured.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis to assess the probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the receivable, customer financial wherewithal, previous payment history and any recent communications with the customer.

Inventory Valuation

We establish an allowance for obsolete and slow moving inventory. Each quarter, management reviews the items in inventory to assess the net realizable value. Management judgment is used in assessing the probability of future sale in the ordinary course of business. Factors considered in making this judgment are the age of the inventory, technological change, change in customer purchasing patterns, and product sales history.

Beneficial Conversion Feature of Debt

In accordance with EITFs 98-5 and 00-27, we recognize the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert the debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of the related debt

Results of Operations - Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Income (Loss)

We recognized a net loss of $(287,611) for the three months ended March 31, 2005 compared to net income of $43,460 for the same period in 2004. Our results for 2005 were negatively effected by costs incurred in connection with our merger with Pharma, including amortization of debt offering costs and debt discount associated with the sale of the Debentures. Further, operating income was reduced by a decrease in gross margins on product sales.

Revenues

We derive our revenue from the sale of products and services to charitable gaming operators in the State of Alaska. Product sales include bingo supplies, pull-tabs and equipment. Our operations are strictly regulated by the State of Alaska. For the most part, we may only sell to customers who have been licensed by the State of Alaska to operate bingo or pull-tab facilities. Product sales for the three months ended March 31, 2005 were $470,405 compared to sales of $469,473 for the same period in 2004.

Our revenues from services, primarily ATM business, increased from $34,687 for the three months ended March 31, 2004 to $43,025 for the three months ended March 31, 2005. As of March 31, 2005, there were 38 ATM's generating revenue for us.

Cost of Revenues

Product costs increased by $21,893 to $286,438 for the three months ended March 31, 2005 as compared to $264,545 for the same period in 2004. Gross margins on product sales deteriorated from 44% in 2004 to 39% in 2005 because increased competitive pressures have prevented us from recouping additional costs incurred, particularly with respect to transportation costs required to ship our products. In addition, our product mix for the quarter shifted toward equipment, which carries a lower margin than other products. While we believe that using equipment sales as a "loss leader" will provide future benefits, there are no guarantees that this strategy will be successful.

Our cost of revenues for service activities increased from $9,616 for the three months ended March 31, 2004 to $19,593 for the three months ended March 31, 2005, primarily as a result of increased ATM business, increased residual payments and sales commissions.

Operating Expenses

Operating expenses consist of costs incurred at the distribution warehouse in Anchorage and administrative expenses incurred in Boulder. Included in this category are all salaries and all selling and marketing costs. Operating expenses increased by $168,260 to $376,162 in 2005 compared to $207,902 in 2004. Costs associated with our merger increased $120,447, which represents the amortization of debt offering costs associated with the sale of the Debentures. In addition, bad debt expense increased by $20,000 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The additional bad debt expense relates to the deterioration in financial condition of some of our customers.

Interest Expense

Our interest expense is incurred in connection with (a) the Debentures sold in 2005, and (b) the Note Payable to the former owner of ABSI. During the three months ended March 31, 2005, we accrued interest expense of $147,602 related to the 2005 convertible debentures. Included in the total is $140,653 representing the amortization of debt discount. The Note Payable, with a principal balance of $1,609,256 at March 31, 2005, bears interest at 8.5%. Interest expense on the Note Payable was $30,421 in 2005 compared to $37,812 in 2004.

Proceeds from Assignment of Facility Management Contracts

Effective January 1, 2004, we assigned our interests in the facility management contracts to a private company. The private company is required to make monthly payments to us that approximate $59,000 quarterly. We classify these payments as other income in our Consolidated Statements of Operations.

Income Taxes

For the three months ended March 31, 2005, the increase in income tax benefit was offset by an equal increase in the valuation allowance. During the three months ended March 31, 2004, income tax expense was offset by an equal reduction in the valuation allowance. As a result, net income taxes were $0 during both periods.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations - Nine Months Ended March 31, 2005 Compared to the Nine Months Ended March 31, 2004

Net Income (Loss)

We recognized a net loss of $(220,991) for the nine months ended March 31, 2005 compared to net income of $82,838 for the same period in 2004. Our results for 2005 were negatively effected by costs incurred in connection with our merger with Pharma as described above. Finally, operating income was reduced by a decrease in gross margins on product sales.

Revenues

Product sales for the nine months ended March 31, 2005 were $1,508,480 compared to sales of $1,439,854 for the same period in 2004, an increase of $68,626, or 5%.

Our revenues from facility management contracts were nil for the nine months ended March 31, 2005. For the nine months ended March 31, 2004, those revenues were $258,810. Effective January 1, 2004, we assigned all of our interests in facility management contracts to a private company.

Our service revenues from other services, primarily ATM business, increased from $96,586 for the nine months ended March 31, 2004 to $126,569 for the nine months ended March 31, 2005.

Cost of Revenues

Product costs increased by $91,807 to $877,350 for the nine months ended March 31, 2005 as compared to $785,543 for the same period in 2004. Gross margins on product sales deteriorated from 45% in 2004 to 42% in 2005 because increased competitive pressures have prevented us from recouping additional costs incurred, particularly with respect to transportation costs required to ship our products. In addition, our product mix for the period shifted toward equipment, which carries a lower margin than other products.

Our cost of revenues related to facility management contracts was nil for the nine months ended March 31, 2005, compared to $122,137 for the nine months ended March 31, 2004. Our cost of revenues for other service activities increased from $26,919 for the nine months ended March 31, 2004 to $39,932 for the nine months ended March 31, 2005, primarily as a result of increased ATM business.

Operating Expenses

Operating expenses increased by $148,581 to $864,763 in 2005 compared to $716,182 in 2004. Costs associated with the Merger increased $120,447as further described above. In addition, we recognized a $20,000 increase in bad debt expense related to the deterioration in financial condition of some of our customers.

Interest Expense

Our interest expense is incurred in connection with (a) the Debentures sold in 2005, and (b) the Note Payable to the former owner of ABSI. During the nine months ended March 31, 2005, we accrued interest expense of $147,602 related to the Debentures. Included in the total is $140,653 representing the amortization of debt discount. The Note Payable, with a principal balance of $1,609,256 at March 31, 2005, bears interest at 8.5%. Interest expense on the Note Payable declined to $103,919 in 2005 from $120,806, in 2004, a decline of $16,887, or 14%. The decline in interest expense was the normal decline in interest expense as the monthly installments reduce the principal balance

Proceeds from Assignment of Facility Management Contracts

Effective January 1, 2004, we assigned our interests in the facility management contracts to a private company. The private company is required to make monthly payments to us that approximate $59,000 quarterly. We classify these payments as other income in our Consolidated Statements of Operations.

Income Taxes

For the nine months ended March 31, 2005, the increase in income tax benefit was offset by an equal increase in the valuation allowance. During the nine months ended March 31, 2004, income tax expense was offset by an equal reduction in the valuation allowance. As a result, net income taxes were $0 during both periods.

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

At March 31, 2005, the Company had cash and cash equivalents of $1,113,781 of which $1,057,837 was restricted as to use (must be used for Pharma). The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of ABSI, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our debt repayment obligations are substantial. Prior to the 2005 sale of the Debentures, most of the debt was incurred in connection with the acquisition of ABSI in 1997. Since 1997, revenues and cash flows have declined substantially. Terms of the Note Payable have been renegotiated three times since 1997, most recently in October 2002. At that time, the note was modified to bear interest at 8.5%, with monthly principal and interest payments of $30,000 and with all unpaid principal and interest due in September 2007. Under the modified terms of the note, principal of approximately $1,035,000 will be due at maturity. Subsequent to March 31, 2005, the creditor agreed to further reduce the monthly payment amount to $20,000. The terms of the note state that failure to meet the payment obligations would result in forfeiture of the Company's interest in ABSI. We believe that these modifications reduce the annual cash requirements to service the note to a level appropriate with our expected cash flows provided by future operations. In addition, we may seek alternative debt or equity financing to retire the note, or negotiate additional modifications that would allow us to finance the balloon payment due in September 2007. However, there can be no assurance that future cash flow will be sufficient to service the note, or that we will be successful in obtaining additional or alternative debt or equity financing, and/or additional modifications or extensions to the note.

Substantially all of our operating assets are owned and used by ABSI and are subject to the security interest underlying the Note Payable. As a result, these assets cannot be used as collateral to obtain additional working capital. The fact that substantially all of our assets are already pledged to secure existing long-term debt is a substantial obstacle to our ability to take advantage of future opportunities should they arise and to raise additional capital to meet cash flow requirements.

As discussed in Results of Operations, we assigned our interests in all of our facility management contracts to a private company. We also assigned our rights and obligations to an underlying premises lease for a 14,000 square foot multi-purpose facility located on a major thoroughfare in Anchorage. We were not able to negotiate a full and unconditional release from the landlord. Accordingly, we remain contingently liable for payments to the landlord. Should the private company fail to honor its obligations under the lease, we would be required to make restitution to the landlord. Should this happen, it would have a material adverse effect on our liquidity and capital resources. The underlying lease requires future payments aggregating $300,000 annually, plus escalation based on the Anchorage Consumer Price Index. The primary term of the lease expires in 2007, but may be extended through 2022.

Net cash provided by operating activities increased from $147,385 in 2004 to $179,019 in 2005. The increase was primarily caused by an improvement in inventory management that allowed us to decrease funds spent on inventory purchases.

Investing activities used net cash of $571,589 in 2005 compared to $25,108 in 2004. Cash used for capital expenditures was $21,589 in 2005 and $25,108 in 2004. In 2005, we also advanced $550,000 to Pharma.

In 2005, $1,432,719 was provided by financing activities compared to the use of $88,069 in 2004. In 2005, we received net proceeds of $1,571,350 from the sale of the Debentures and $40,000 from the exercise of stock options. Monthly installment payments on our debt used $178,631 in 2005. In 2004, debt principal payments of $110,569 were offset by proceeds of $22,500 received from the exercise of stock options.

Our working capital was $1,334,730 at March 31, 2005, an improvement over the working capital deficit of $(173,929) reported at June 30, 2004. The improvement resulted primarily from the sale of the Debentures that provided net cash proceeds of $1,571,350. In connection with the sale of the Debentures, we recorded a discount equal to the face amount of the debt. This discount will be completely amortized by December 31, 2005. As the discount is amortized, the net debt balance will increase. Accordingly, the improvement in working capital should be considered temporary. We recorded amortization expense of $140,653 during the period ended March 31, 2005. Included on our balance sheet are amounts due to stockholders. These balances are due on demand. Although no stockholder has demanded payment, they are free to do so at any time. Furthermore, the stockholders are under no obligation to continue to advance funds to us.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

Outlook

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2005, we reported a net loss and an accumulated deficit. Our annual sales revenues have declined substantially over the last five years. These conditions raise substantial doubt about our ability to continue as a going concern.

Merger with Osmotics Pharma

Our merger with Pharma significantly increased our capital requirements. Since inception in February 2002, Pharma has not generated revenue and has a history of net loses and operating cash flow deficits. In connection with the Merger, the Company sold $2,208,500 in Debentures to fund the activities of Pharma of which $1,666.500 had been sold as of March 31, 2005. Each Debenture accrues interest at the rate of 6% per annum and is due and payable in full, principal and interest, on December 31, 2005. The Debentures are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Debentures are mandatorily convertible in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of our common stock has exceeded $2.00 per share for 10 consecutive trading days.

In addition, for every $2.00 in Debentures sold in the offering, an investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for a three years to purchase one additional share of common stock at a purchase price of $4.00 per share. The warrants are redeemable by the Company under certain circumstances.

Based on Pharma's operating plan, the net proceeds from the Debentures will not be sufficient to fund its planned operations past the third calendar quarter of 2005 and accordingly, additional capital will have to be raised. The Company plans to raise additional capital through the sale of common or preferred stock or convertible debt securities. There is no assurance that we will be successful in these efforts.

Alaska Operations

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

ITEM 3. CONTROLS AND PROCEDURES

Frank L. Jennings was the Principal Executive and Financial Officer of OnSource Corporation until his resignation on May 10, 2005. He established and maintained disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

Mr. Jennings conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

Exhibits
31. Certification
32. Certification pursuant to USC Section 1350

Reports on Form 8-K
The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:
		1.	On January 18, 2005, the Company filed a Current Report on Form 8-K under Item 8, Reporting a letter of intent to merge with Osmotics Pharma Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ONSOURCE CORPORATION

Date: June 1, 2005	By: /s/ Jeffrey Sperber
Jeffrey Sperber, Chief Financial Officer