Form 10QSB
period 2005-06-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2005-08-18
CIK 1180743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission File Number: 000-50470

CERAGENIX PHARMACEUTICALS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	84-1561463
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

1444 Wazee Street, Suite 210, Denver, Colorado 80202

(Address of Principal Executive Offices)

Issuer’s telephone number: (720) 946-6440

OnSource Corporation 5455 Spine Road, Suite C, Boulder, Colorado 80301

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of August 15, 2005, the Registrant had 12,595,324 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2005
(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$526,512
Prepaid expenses and deposits	315,408
Debt placement costs, net	329,580
Assets of business held for sale	2,149,196
Total current assets	3,320,696

Property and equipment, net	4,364
Licensed technology costs, net	189,822
Total assets	$3,514,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$559,398
Promissory note – Osmotics, net of discount	351,170
Licensed technology obligation	246,766
Convertible debentures, net of discount of $1,328,565	879,935
Liabilities of business held for sale	2,149,196
Total current liabilities	4,186,465

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized;
1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
12,448,619 shares issued and outstanding	1,245
Additional paid-in capital	9,864,313
Deferred compensation	(48,882)
Deficit accumulated during the development stage	(10,488,259)

Total stockholders’ deficit	(671,583)

Total liabilities and stockholders’ deficit	$3,514,882

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative
					From
	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(February 20,
	2005	2004	2005	2004	2002)

REVENUE:	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	42,449	74,830	72,402	81,079	269,632

Testing and development	28,799	—	33,499	1,000	135,099

General and administrative	525,598	132,338	727,649	225,169	1,605,922

Depreciation	125	—	125	—	125
	596,971	207,168	833,675	307,248	2,010,778

Loss from operations	(596,971)	(207,168)	(833,675)	(307,248)	(2,010,778)

OTHER EXPENSE:
Interest	(640,727)	(4,555)	(676,661)	(4,555)	(694,883)

LOSS BEFORE DISCONTINUED OPERATIONS:	(1,237,698)	(211,723)	(1,510,336)	(311,803)	(2,705,661)
Discontinued operations, net of tax of $0	(7,677,437)	—	(7,677,437)	—	(7,677,437)

NET LOSS	(8,915,135)	(211,723)	(9,187,773)	(311,803)	(10,383,098)

PREFERRED STOCK DIVIDENDS	(60,000)	—	(105,161)	—	(105,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,975,135)	$(211,723)	$(9,292,934)	$(311,803)	$(10,488,259)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,901,686	11,427,961	11,666,132	11,427,961
Diluted	11,901,686	11,427,961	11,666,132	11,427,961

LOSS ATTRIBUTABLE TO COMMON PER SHARE:
Basic	$(.75)	$(0.02)	$(.80)	$(0.03)
Diluted	$(.75)	$(0.02)	$(.80)	$(0.03)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)
THROUGH JUNE 30, 2005
(unaudited)

			Cumulative
			From
			Inception
			(February 20,
	2005	2004	2002)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,187,773)	$(311,803)	$(10,383,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of licensed technology costs	10,735	—	25,060
Impairment loss on goodwill	7,732,968	—	7,732,968
Amortization of convertible debenture discount	459,522		459,522
Amortization of debt placement costs	109,860		109,860
Noncash stock compensation expense	187,500	—	187,500
Depreciation and amortization of deferred compensation	398	—	398
Imputed interest expense	73,667	—	91,889
Increase in prepaid expenses and deposits	(127,783)	—	(144,408)
Increase in accounts payable and accrued liabilities	124,809	—	223,496
Net cash used in operating activities of continuing operations	(616,097)	(311,803)	(1,696,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	1,148,091	—	1,148,091
Capitalized merger costs	(72,760)	—	(72,760)
Purchase of property and equipment	(4,489)	—	(4,489)
Net cash provided by investing activities of continuing operations	1,070,842	—	1,070,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to merger	925,000	—	925,000
Payments under Promissory Note - Osmotics	(788,830)	—	(788,830)
Borrowings under insurance financing agreement	66,379	—	66,379
Payments under insurance financing agreement	(6,638)	—	(6,638)
Advances from Osmotics	49,000	311,803	2,586,369
Advances to Osmotics	(49,000)	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	301,471
Net cash provided by financing activities of continuing operations	195,911	311,803	1,276,827
Cash flows from discontinued operations	(124,344)	—	(124,344)
Net increase in cash	526,312	—	526,512
Cash and cash equivalents at the beginning of period	200	2,004	—
Cash and cash equivalents at the end of period	$526,512	$2,004	$526,512

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2005
(unaudited)

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2005 (Note 7)	—	$—	11,427,961	$1,143	$300,328	$—	$(1,195,325)	$(893,854)

Issuance of Preferred Stock to Osmotics	1,000,000	4,000,000	—	—	—	—	—	4,000,000

Discount on Preferred Stock issued to Osmotics	—	(4,000,000)	—	—	—	—	—	(4,000,000)

Issuance of Note Payable to Osmotics	—	—	—	—	(300,555)	—	—	(300,555)

Issuance of common stock for services	—	—	50,000	5	187,495	—	—	187,500

Compensation expense on stock option grant	—	—	—	—	49,155	(49,155)	—	—

Amortization of deferred compensation	—	—	—	—	—	273	—	273

Business acquisition (Note 1)	—	—	970,658	97	9,627,890	—	—	9,627,987

Loss attributable to common shareholders	—	—	—	—	—	—	(9,292,934)	(9,292,934)
BALANCES, June 30, 2005	1,000,000	$—	12,448,619	$1,245	$9,864,313	$(48,882)	$(10,488,259)	$(671,583)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(1)         BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc., formerly OnSource Corporation, (the “Company”) is an emerging biopharmaceutical company focused on dermatology and infectious disease. On May 10, 2005, the Company merged with Ceragenix Corporation (formerly know as Osmotics Pharma, Inc.) a privately held specialty pharmaceutical company, whereby the Company acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock, warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger. Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, is now the Company’s largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition. For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation. The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, the Company changed its fiscal yearend from June 30 to December 31 to conform with Ceragenix Corporation’s yearend. For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.

Since its inception in February 2002, Ceragenix Corporation’s principal activities to date have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska. In June 2005, the Company determined to sell this business (Note 3).

`The acquisition cost was measured at the fair value of OnSource and consisted of the following:

Fair value of OnSource’s outstanding common stock	$883,299	(1)
Fair value of OnSource’s outstanding warrants	8,744,688	(2)
Fair value of OnSource’s equity instruments	9,627,987
Transaction costs incurred	72,760
Total acquisition cost	$9,700,747

(1)              To calculate the fair market value, the Company multiplied the number of outstanding shares prior to consummating the Merger of 970,658 by the closing price of the Company’s common stock the day prior to the public announcement of the letter of intent between the Company and
Ceragenix Corporation ($0.91).

(2)              The warrants were recorded at fair value using the Black Scholes pricing model.

In accordance with SFAS No. 141, “Business Combinations”, the Company recorded the assets and liabilities of OnSource at their estimated fair market values with the excess of purchase price over the fair market value of OnSource’s net assets recorded as goodwill. The purchase price of $9,700,747 was allocated as follows:

Cash	$1,148,091
Receivable from Ceragenix Corporation	925,000
Other current assets	979,327
Furniture, fixtures and equipment	89,038
Current liabilities	(1,171,850)
Long-term liabilities	(1,478,618)
Goodwill	9,209,759
$9,700,747

GOING CONCERN AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2002, Ceragenix Corporation has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from Osmotics to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2005, the Company had cash and cash equivalents of $526,512 which were primarily generated from the sale of convertible debentures (the “Debentures”) in which the Company received gross proceeds of $2,208,500. The Debenture proceeds are to be used to fund the Company’s pharmaceutical operations. While the Company plans to raise additional capital through the sale of common stock, preferred stock, or convertible debt securities and/or through the exercise of currently outstanding common stock purchase warrants, there is no assurance that they will be successful in these efforts.

Subsequent to June 30, 2005, the Company sold 75,000 shares of common stock and warrants to acquire an additional 75,000 shares of common stock for $2.00 per share for $150,000. Management believes that existing cash on hand and the proceeds from the sale of stock will allow the Company to fund its activities through at least October 2005.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ceragenix Corporation, Global Alaska Industries, Inc. (“GAI”), and Alaska Bingo Supply, Inc. (“ABSI”). All inter-company accounts and transactions have been eliminated in consolidation. As noted above, in June 2005, the Company’s Board of Directors authorized management to sell the assets of GAI and ABSI (collectively the “Bingo Business”). See further discussion in Note 3.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2005, and the results of operations and cash flows of the Company for the three and six months ended June 30, 2005 and 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The unaudited condensed financial statements should be read in conjunction with the Ceragenix Corporation financial statements and footnotes thereto for the year ended December 31, 2004 which were included in the Company’s SB-2 filed on June 20, 2005 and the most recent annual report and quarterly report of OnSource.

Allocation of Prior Period Expenses

Prior to the Merger, Ceragenix Corporation was a subsidiary of Osmotics. During 2004, many operating expenses of Ceragenix Corporation were incurred and paid by Osmotics. In accordance with Staff Accounting Bulletin 55, these financial statements reflect all of the costs associated with the operations of Ceragenix Corporation. While certain costs incurred by Osmotics are directly attributable to Ceragenix Corporation, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Osmotics and Ceragenix Corporation. Set forth below are the categories of shared expenses that management allocated along with the methodologies used by management in preparing the allocations. Management believes that the methodologies used are reasonable.

Expense Category	Allocation Methodology

Salaries, taxes and benefits	Estimated time spent on Ceragenix Corporation activities

Rent and occupancy	Number of employees and space used

UC Agreement (Note 10)	50% of the related costs

Other general and administrative	Fixed charge per month or percentage of salary allocation

For the six months ended June 30, 2005, Ceragenix Corporation directly paid all expenses associated with its operations.

(3)         ASSETS HELD FOR SALE

On June 23, 2005, the Company’s Board of Directors authorized management to sell the assets of the Bingo Business. The Board concluded that operating two unrelated businesses was confusing to shareholders, analysts and potential investors and such confusion was detrimental to the Company’s ability to raise additional capital, create an active trading market for its common stock and increasing shareholder value. The Board determined that the future prospects of the pharmaceutical business represented a better opportunity than those of the Bingo Business. The major categories of assets and liabilities reflected as “Held for Sale” on the accompanying condensed consolidated balanced sheet are as follows.

Current assets:
Cash	$46,050
Trade receivables, net	294,889
Inventory, net	230,339
Other	9,821
Furniture, fixtures and equipment	91,306
Goodwill	1,476,791
$2,149,196

Current liabilities:
Accounts payable and accrued liabilities	$370,891
Payable to affiliates	208,038
Long-term debt	1,570,267
$2,149,196

The operating results of the Bingo Business, which are reflected as “Discontinued Operations” on the accompanying condensed consolidated statements of operations, were as follows for the period from May 1, 2005 (the effective date of the Merger) through June 30, 2005:

Revenue	$393,229
Cost of revenue	(218,141)
Operating expenses	(137,863)
Other, net	18,306
Impairment loss on goodwill	(7,732,968)
Income before taxes	$(7,677,437)

Management believes that the Bingo Business assets will be sold within 12 months. Management has initiated the process of engaging an advisor to assist it in selling the Bingo Business assets. The long-term debt consists of a promissory note with an outstanding balance of $1,570,267 at June 30, 2005. The promissory note requires monthly principal and interest payments of $20,000 with the remaining outstanding balance due in September 2007 and is collateralized by all of the assets of the Bingo Business. The Company will seek either to sell the assets of the Bingo Business for an amount of cash that will be sufficient to satisfy all of the liabilities of the Bingo Business or have all liabilities of the Bingo Business assumed by the purchaser as part of the transaction. Management does not intend for any liabilities of the Bingo Business to burden the ongoing operations of its pharmaceutical business. Management further believes that the Bingo Business will be able to generate sufficient cash flow to fund its operations until such time that a sale can be consummated. Depending upon the circumstances, the sale of the Bingo Business may have to be approved by a majority of the Company’s shareholders. Management believes that the costs associated with the sale of the Bingo Business will be nominal.

(4)         LICENSED TECHNOLOGY COSTS

Under the terms of a license agreement with Brigham Young University (the “BYU License”) (see Note 10), the Company is obligated to reimburse BYU for all fees and costs relating to the filing, prosecution, perfection and maintenance of the underlying patent rights that had accrued through the date of the BYU License (the “Accrued BYU Costs”). Payment is due within 60 days from the Company receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. The Accrued BYU Costs totaled $269,548. The Company has reflected this obligation on the accompanying condensed consolidated balance sheet as a current liability called Licensed Technology Obligation and recorded a corresponding long-term asset called Licensed Technology Costs.

As the Accrued BYU Costs represent an obligation originally payable in a period greater than one year, and does not bear interest, the Company has discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, the Company recorded the obligation at $214,882. The Licensed Technology Costs are being amortized over the estimated useful life of ten years. The accompanying condensed consolidated statements of operations reflect amortization expense of $5,370 and $10,740 for the three and six months ended June 30, 2005, which is included in Licensing Fees, and imputed interest expense of $6,833 and $13,667 for the same three and six month periods related to this agreement.

(5)         PROMISSORY NOTE – OSMOTICS

In January 2005, the Company issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note has a face amount of $1.2 million, is unsecured, does not bear interest and is payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by the management of the Company. The Promissory Note is payable in full no later than December 31, 2005. As the Promissory Note does not bear interest, the Company recorded the Promissory Note at a discount, using a discount rate of 12% which management believes to be a reasonable cost of capital for the Company. Accordingly, the Company recorded a discount of $120,000 which is being amortized on a straight-line basis over a 10-month period. Interest expense associated with the Promissory Note of $36,000 and $60,000 is reflected in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, the outstanding balances associated with the Promissory Note were as follows:

Principal	$411,170
Unamortized discount	(60,000)
$351,170

The Promissory Note was issued as consideration for an agreement to transfer certain licensed technology rights (the “Technology Transfer Agreement”) as well as for repayment of $779,445 in advances previously made by Osmotics to Ceragenix Corporation. As the Technology Transfer Agreement represents a transaction between entities under common control, the Company recorded the licensed technology at $0 which was Osmotics’ historical carrying value of the technology. The Company has recorded the difference between the discounted value of the Promissory Note and the outstanding advance balance as a reduction to additional paid in capital.

(6)         CONVERTIBLE DEBENTURES

In order to fund the activities of the pharmaceutical business, the Company completed the sale of the Debentures receiving gross proceeds of $2,208,500. The offering was completed on April 15, 2005. Each Debenture accrues interest at the rate of 6% per annum and is due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The Debentures are mandatorily convertible in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded $2.00 per share for 10 consecutive trading days.

In addition, for every $2.00 in Debentures sold in the offering, each investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $4.00 per share (the “Debenture Warrants”). The Debenture Warrants are redeemable by the Company for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days.

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF No. 00-27 “Application of Issue
No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company is required to recognize the value of conversion rights attached to the Debentures. These rights give the holders the ability to convert the Debentures into shares of common stock at a price per share of $1.00 per share which was less than the trading price to the public on the dates the Debentures were purchased (such prices ranged from $2.26 to $3.80 per share). For accounting purposes, the Company allocated $906,466 to the value of the Debenture Warrants and $1,302,034 to the value of the beneficial conversion features of the Debentures based on their relative fair values. The Debenture Warrants were valued using the Black-Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $2,208,500 was recorded as a debt discount. In connection with the Merger, the Company determined that the debt discount was stated at fair market value and accordingly, recorded the unamortized discount as part of the purchase price allocation. The debt discount is being amortized as interest expense over the life of the Debentures. For the three and six months ended June 30, 2005, the Company recorded $459,522 of amortization expense related to the Debentures which represents amortization from May 1, 2005 through June 30, 2005.

In connection with the sale of the Debentures, the Company paid fees to persons who served as placement agents consisting of a cash fee of 10% of the aggregate amount of Debentures sold by such placement agent, and warrants exercisable to purchase 10% of the number of shares of common stock underlying the Debentures sold by them (the “Placement Warrants”). The Placement Warrants are exercisable for three years and entitle the holder to purchase shares of common stock at an exercise price of $1.20 per share. The Company paid to placement agents an aggregate of $134,350 in cash commissions and issued an aggregate of 134,500 Placement Warrants.

The Placement Warrants were valued by the Company using the Black-Scholes option pricing model resulting in a valuation of $464,851 and were recorded as a debt offering cost. The cash commissions were also recorded as debt offering costs. The debt offering costs are included in other current assets on the accompanying condensed consolidated balance sheet and are being amortized over the remaining life of the Debentures. For the three and six months ended June 30, 2005, the Company recorded $109,860 of amortization expense which represents amortization from May 1, 2005 through June 30, 2005. The amortization is reflected as interest expense on the accompanying condensed consolidated statements of operations.

(7)         STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation authorizes the Board of Directors to issue up to 5.0 million shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

As described in Note 1 above, in connection with the Merger, the Board of Directors authorized the issuance of 1.0 million shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1.0 million shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment is to be declared on April 30, 2005 and paid upon the Company raising at least $5.0 million in gross equity proceeds (the “First Dividend”). The First Dividend is payable in cash while all subsequent dividends are payable in either cash or stock. For the three and six months ended June 30, 2005, the Company recorded $60,000 and $105,161, respectively, of accrued preferred stock dividends.

The original issuance of preferred stock by Ceragenix Corporation to Osmotics was consideration for the Technology Transfer Agreement. As noted above, the Technology Transfer Agreement was a transaction between entities under common control, and accordingly, Ceragenix Corporation recorded the technology at $0 which was Osmotics’ historical carrying value. In connection with the Merger recapitalization, the Company utilized Ceragenix Corporation’s historical carrying value of the preferred stock. As a result, the Company recorded a discount on the issuance of the Preferred Stock of $4,000,000.

Common Stock

In April 2005, Ceragenix Corporation entered into an agreement with an investor relations firm (the “IR Firm”) whereby the IR Firm could earn up to 200,000 shares of the Company’s common stock for rendering services over a 12 month period. The Company terminated this agreement effective June 30, 2005. In accordance with the agreement, the Company issued 50,000 shares of common stock to the IR Firm which is reflected as selling, general and administrative expense for the three months ended June 30, 2005. The Company valued these shares at $187,500 which represents the number of shares issued multiplied by the closing price of the Company’s common stock on the date of the agreement ($3.75).

In June 2005, the Company entered into an agreement with another investor relations firm to provide certain services over a six month period. Under the terms of this agreement, the Company is obligated to issue 50,000 shares of common stock as consideration for the services. The Company valued these shares at $171,000 which represents the closing price of the Company’s common stock on the date of the agreement ($3.42) multiplied by the number of shares to be issued. The Company has not issued these shares and has recorded the transaction as a prepaid expense and accrued liability. The prepaid expense will be amortized to selling, general and administrative expense over the life of the agreement. During the three months ended June 30, 2005, the Company amortized $7,600 related to this agreement.

Stock Options

In connection with the Merger, the Company issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders who held identical options in Ceragenix Corporation. The $1.00 exercise price was the fair market value of the Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, the Company issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June 2005, the Company issued options to a scientific advisory board member to acquire 15,000 shares of common stock at $4.00 per share which exceeded the fair market value on the date of grant. The Company valued this grant at $49,155 using the Black-Scholes pricing model. The Company recorded the transaction as Deferred Compensation with an offset to Common Stock and Additional Paid in Capital. The Deferred Compensation will be amortized to Selling, General and Administrative expense over the three year vesting period of the options. For the three months ended June 30, 2005, the Company amortized $273 of Deferred Compensation. A summary of stock option activity is as follows for the six months ended June 30, 2005:

Balance, January 1, 2005	0
Granted	3,273,750
Balance, June 30, 2005	3,273,750

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures”. Under APB 25, because the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the grant date, no compensation expense is recognized. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”),

establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123.

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been calculated as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

Volatility	166%
Dividend yield	0%
Risk-free interest rate	2.1%
Expected life (years)	4.8

The following table illustrates the effect on loss attributable to common shareholders and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Loss attributable to common stockholders	$(9,292,934)
Deduct: Fair value of stock-based employee compensation awards	(2,340,984)
Pro forma loss attributable to common stockholders	(11,633,918)
Basic and diluted loss per share-as reported	$(0.80)
Basic and diluted loss per share-pro forma	$(1.00)

(8) IMPAIRMENT OF GOODWILL

As a result of the purchase accounting entries recorded in connection with the Merger, the Company recorded goodwill of $9,209,759 which represents the excess of purchase price over the fair market value of the net assets of the Bingo Business. The Company accounts for Goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 states that goodwill shall not be amortized but rather tested for impairment, at least annually, using a fair value approach. An impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses.

Management has determined that the carrying value of the goodwill resulting from the Merger is in excess of the fair value of the Bingo Business. Management reached this conclusion based on the current and anticipated undiscounted future cash flows of the Bingo Business. Management has estimated the fair value of the Bingo Business at June 30, 2005 to be approximately equal to the net liabilities (liabilities less assets) of the business. Accordingly, the Company recorded an impairment loss of $7,732,968 to reduce goodwill to its estimated fair value at that date which is included in discontinued operations on the accompanying condensed consolidated statements of operations.

(9) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basis earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the three and six months ended June 30, 2005, the basic and diluted loss per share are the same as the impact of potential dilutive common shares is anti-dilutive. The historic stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

(10) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

The Company has an exclusive license agreement with Brigham Young University (the “BYU License”). The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence during the first full calendar year following any governmental regulatory approval for a pharmaceutical use of the licensed technology. The minimum annual royalty in Year 1 is $100,000, in Year 2 $200,000 and in Year 3 and thereafter, $300,000. The Company is also obligated to reimburse BYU for any legal costs associated with patent protection and expansion. For the three and six months ended June 30, 2005, the Company was charged $800 and $5,394, respectively, for legal expenses which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations. There were no charges for legal expenses during the three and six months ended June 30, 2004 under the BYU Agreement. Finally, the Company is obligated to submit an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration no later than May 1, 2006. Management estimates that the cost associated with filing an IND will be approximately $1,000,000. The term of the BYU license is for the life of the underlying patents which expire in 2022. The Company has not filed for regulatory approval to utilize the technology licensed under the BYU Agreement.

The Company has an exclusive license agreement with the Regents of the University of California (the “UC Agreement”). The UC Agreement currently requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000. The UC Agreement is for the life of the underlying patents which expire in 2014. In addition the UC Agreement requires reimbursement for legal costs associated with patent protection and expansion. During the three and six months ended June 30, 2005, the Company was charged $4,075 for legal expenses which is included in general and administrative expense in the accompanying condensed consolidated statements of operations. There were no charges for legal expenses during the six months ended June 30, 2004.

The Company obtained its rights to the UC Agreement pursuant to the Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to the Company. While the UC Agreement provides the Company with rights to all applications of the patents underlying the UC Agreement, pursuant to the Technology Transfer Agreement, the Company will only utilize the rights for developing and commercializing prescription products. Osmotics will retain the rights to develop and commercialize all nonprescription applications related to the UC Agreement. The Company and Osmotics intend to enter into a sub license agreement formally documenting these rights. The Company and Osmotics previously entered into a Noncompetition Agreement which stipulates how Osmotics may market any products being sold using the licensed technology under the UC Agreement. The Company anticipates that the sub license agreement will call for Osmotics to reimburse the Company for 50% of the annual minimum royalty and 100% of any earned royalties resulting from the sale of Osmotics products. Additionally, the Company expects that 50% of all legal expense reimbursements will be borne by Osmotics.

Shared Services Agreement

Given the early stage of the Company’s business, management has determined that it is more practical for the Company to utilize existing Osmotics’ resources rather than procure them on its own. Accordingly, in January 2005, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics will provide office space and other back office support for accounting, human resources, payroll, systems, and information technology. The charge for such services is $5,000 per month. This charge approximates what was allocated to the Company during the year ended December 31, 2004. The Shared Services Agreement expires on December 31, 2005. Additionally, the Shared Services Agreement contemplates that, from time to time, Osmotics may ask officers of the Company to assist them with certain projects. In the event that officers of the Company spend any time on the business of Osmotics, the Company shall charge Osmotics for the cost of these services which shall be offset against the monthly charge described above.

For the three and six months ended June 30, 2005, the Company recorded $14,917 and $27,350, net, for charges pursuant to the Shared Services Agreement.

Additionally, in May 2005, the Company and Osmotics entered into an agreement for Osmotics to assist the Company in certain public relations efforts. The agreement is for a period of 60 days and a total cost of $5,000 plus any out of pocket expenses which is included in general and administrative expense for the three months ended June 30, 2005.

Litigation

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable. The Company is currently not party to any litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, financing requirements and financing availability, the timing of receiving regulatory approvals, if ever, and plans for future development or expansion activities. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, the following: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company’s planned products, and the Company’s ability to successfully compete in the marketplace. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. For further information, please see the Company’s filings with the SEC, including its Forms SB-2, 10-KSB, 10-QSB and
8-K. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

Executive Overview

The Company is a development stage pharmaceutical company focused on prescription products for dermatology and infectious disease. Since its inception in February 2002, its principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company has been classified as a development stage enterprise. All of the Company’s planned products require marketing clearance from the U.S. Food and Drug Administration (“FDA”). To date, the Company has not received marketing clearance to sell any product. Accordingly, the Company has no historical revenue.

Critical Accounting Policies

The Company has identified the following policies below as critical to its business and results of operations. For further discussion on the application of these and other accounting policies, see Note 2 to the Audited Financial Statements of Ceragenix Corporation as filed on Form SB-2. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Allocation of Prior Period Costs

Until the Merger with us, Ceragenix Corporation was a consolidated subsidiary of Osmotics. During 2004 and prior, many operating expenses of the Company were incurred and paid by Osmotics. While certain costs incurred by Osmotics were directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense was allocated between the two companies. Primary shared expenses were salaries and related costs, rent and occupancy, certain licensing fees and other general and administrative expense. Significant management judgment was used in making these allocations.

Impairment of Long-Lived Assets

The Company’s most significant long-lived asset, Licensed Technology Costs, results from a license agreement with Brigham Young University. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management evaluates the carrying value on an annual basis, or when events or changes in circumstance indicate, to determine whether future undiscounted cash flows related to the license agreement are sufficient to cover the carrying cost of this long-lived asset. If the future undiscounted cash flows are less than the carrying value, an impairment exists. The impairment to be recognized is determined as the amount by which the carrying value of an asset exceeds the fair market value. The Company’s policy is to make its annual evaluation during the fourth quarter of each year.

Significant management judgment has been used in forecasting future undiscounted cash flows. Management has performed a sensitivity analysis of the impairment that would arise assuming that future revenue was 10% less than projected and determined that there would still be no impairment.

Beneficial Conversion Feature of Debt

In accordance with EITFs 98-5 and 00-27, we recognize the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert the debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of the related debt.

Goodwill

Goodwill is tested for impairment at least annually, or when changes in circumstances indicate an impairment might exist. The impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company has one reporting unit with goodwill as a result of the Merger. Significant management judgment is required in determining both whether an impairment exists and if necessary, the fair value of the reporting unit. As discussed further in Note 8 to the condensed consolidated financial statements, during the quarter ended June 30, 2005, management concluded that the goodwill recorded in connection with the Merger exceeded the fair value of the reporting unit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Licensing Fees

The Company pays licensing fees under two licensing agreement; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for cationic steroid technology). Licensing fees decreased $32,381 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in licensing fees was the result of the Company entering into the licensing agreement with Brigham Young University in May 2004 which required an upfront, one-time payment of $50,000. The Company expensed the entire payment during the three months ended June 30, 2004.

Testing and Development

Testing and development expense consists of fees paid or owed to various third parties, primarily labs and research institutions for testing the Company’s technologies. The Company incurred $28,799 in testing and development costs for the three months ended June 30, 2005 compared to $0 for the three months ended June 30, 2004. The increase in testing and development expense primarily resulted from activities associated with the Company’s 510(k) filing with the FDA.

General and Administrative

General and administrative expenses increased by $393,260 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in general and administrative expenses was primarily due to increased investor relations expense, payroll and related costs, and an increase in professional service fees. Included in investor relations expense for the three months ended June 30, 2005 is a noncash charge of $187,500 for the issuance of common stock for services. During the three months ended June 30, 2005, the Company had four full time employees whereas during the three months ended June 30, 2004 the Company had two full time employees and one part time employee. Professional service fees, which consist of legal, audit and tax services, increased as a result of the Company becoming a public entity during 2005.

Depreciation

Depreciation expense was not material to the three months ended June 30, 2005 or 2004.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended June 30, 2005 increased by $389,803 compared to the three months ended June 30, 2004.

Other Expense

Interest expense increased by $636,172 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in interest expense between periods resulted from amortization of the discount associated with the convertible debentures and associated placement costs as well as imputed interest expense associated with the note payable to Osmotics and the BYU Obligation.

Discontinued Operations

For the three months ended June 30, 2005, the Company recorded a loss from discontinued operations of $7,677,437. Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill resulting from the Merger to its estimated fair market value. See Note 8.

Net Loss

As a result of the factors described above, the net loss increased by $8,703,412 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Preferred Stock Dividends

During the three months ended June 30, 2005, the Company recorded $60,000 of preferred stock dividends related to its Series A Preferred Stock. There were no dividend bearing securities outstanding during the three month period ended June 30, 2004.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $8,763,412.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Licensing Fees

Licensing fees decreased $8,677 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Testing and Development

Testing and development costs increased by $32,499 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in testing and development costs is primarily due to activities associated with the Company’s 510(k) filing.

General and Administrative

General and administrative expenses increased by $502,480 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in general and administrative expenses was primarily due to increased investor relations, payroll and related costs and professional service fees. See further explanation above.

Depreciation

Depreciation expense was not material to the six months ended June 30, 2005 or 2004.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended June 30, 2005 increased by $526,427 compared to the six months ended June 30, 2004.

Other Expense

Interest expense increased by $672,106 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in interest expense between periods resulted from amortization of the discount associated with the convertible debentures and associated placement costs as well as imputed interest expense associated with the note payable to Osmotics and the BYU Obligation.

Discontinued Operations

For the six months ended June 30, 2005, the Company recorded a loss from discontinued operations of $7,677,437. Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill resulting from the Merger to its estimated fair market value. See Note 8.

Net Loss

As a result of the factors described above, the net loss increased by $8,875,970 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Preferred Stock Dividends

During the six months ended June 30, 2005, the Company recorded $105,161 of preferred stock dividends related to its Series A Preferred Stock. There were no dividend bearing securities outstanding during the six month period ended June 30, 2004.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $8,981,131.

Liquidity and Capital Resources

Operating Activities

As of June 30, 2005, the Company had $526,512 of cash and cash equivalents. During the six months ended June 30, 2005, $616,097 of cash was used in operating activities which primarily consists of cash operating expenses. As previously noted, since its inception, the Company has not generated revenue and accordingly has not generated cash flow from operations. Management expects this trend to continue with operating losses increasing over time as the Company gets closer to commercializing its first product. The Company’s ability to generate revenue is dependent upon receiving marketing clearance from the FDA. The Company can provide no assurance as to the timing of receiving marketing clearance from the FDA and no assurance can be given that it will ever be received.

Investing Activities

Cash flows of $1,070,842 was provided by investing activities during the six months ended June 30, 2005 representing $1,148,091 of cash assumed in the Merger partially offset by capitalized Merger costs and the purchase of property and equipment. The Company has no commitments for any capital expenditures nor does it expect any material capital purchases during the remainder of 2005.

Financing Activities

During the six months ended June 30, 2005, $195,911 of cash was provided by financing activities primarily resulting from $925,000 in borrowings under a secured note agreement with OnSource prior to the Merger offset by $788,830 in payments made to Osmotics under a promissory note agreement (see discussion below).

The Company has three significant debt obligations as of June 30, 2005; convertible debentures, a promissory note to Osmotics and a promissory note related to the purchase of the Bingo Business. Each of these instruments is discussed further below.

Convertible Debentures

In order to fund the activities of the pharmaceutical business, the Company completed the sale of the Debentures receiving gross proceeds of $2,208,500. The offering was completed on April 15, 2005. Each Debenture accrues interest at the rate of 6% per annum and is due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The Debentures are mandatorily convertible in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded $2.00 per share for 10 consecutive trading days. The Company has satisfied the latter condition.

In addition, for every $2.00 in Debentures sold in the offering, each investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $4.00 per share (the “Debenture Warrants”). The Debenture Warrants are redeemable by the Company for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days. The Company has satisfied the latter condition for the $2.00 warrants.

Upon the effectiveness of a registration statement, the Debentures will automatically convert into shares of common stock. The Company has filed such registration statement and management expects that it will be declared effective by the SEC sometime prior to December 31, 2005. Accordingly, management does not believe the Debenture obligation will have to be repaid with cash.

Promissory Note - Osmotics

The Company has issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note has a face amount of $1.2 million, is nonsecured, does not bear interest and is payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by the management of the Company. The Promissory Note is due in full no later than December 31, 2005. As noted above, for the six months ended June 30, 2005, the Company paid Osmotics $788,830 under this agreement. The Company will have to raise additional capital in order to satisfy its obligation under the Promissory Note (see further discussion below).

Bingo Business Note

The Company also has an obligation related to the purchase of the Bingo Business. As of June 30, 2005, the balance was $1,570,267. This note requires monthly principal and interest payments of $20,000 with the remaining outstanding balance due in September 2007. The note is secured by all of the assets of the Bingo Business but is nonrecourse to the Company. The Company will seek either to sell the assets of the Bingo Business for an amount of cash that will be sufficient to satisfy all of the liabilities of the Bingo Business or have all liabilities of the Bingo Business assumed by the purchaser as part of the transaction. Management does not intend for any liabilities of the Bingo Business to burden the ongoing operations of its pharmaceutical business. Management believes that the operating cash flow of the Bingo Business will be sufficient to satisfy the monthly obligation under this note until such time that the Bingo Business can be sold.

Outlook

As noted above, the Company had $526,512 of cash and cash equivalents at June 30, 2005. Based on the historical burn rate, which management expects to be representative of what to expect during the third quarter of 2005, the Company requires $200,000 to $250,000 per month to fund its activities including servicing the obligation to Osmotics.

The Company is currently pursuing several financing plans from which it intends to raise up to $5.0 million. The Company is pursuing the private sale of common stock to accredited investors and/or triggering the exercise of the $2.00 warrants which were sold with the Debentures. Upon the effectiveness of the registration statement described above, the Company will be in position to ask the warrant holders to either exercise their warrants or face redemption by the Company for $.01 per warrant. If all of the $2.00 warrants were exercised, the Company would receive proceeds of $2,208,500. There is no assurance that any holders will exercise their warrants nor is their any assurance that the Company will be successful in the private sale of common stock. Subsequent to June 30, 2005, the Company sold 75,000 shares of common stock and warrants to acquire an additional 75,000 shares of common stock for $2.00 per share for $150,000. Management believes that existing cash on hand as well as the proceeds from the aforementioned sale of stock will be sufficient to fund the Company’s activities through at least October 2005. A key assumption in this statement is that the Company will reduce and/or halt its monthly payment to Osmotics under the note obligation. During July 2005, the Company and Osmotics agreed to reduce the monthly payment to $60,000 for that month.

As noted above, the Company is currently seeking approximately $5.0 million in funding, which based on its operating plan, should be sufficient to allow it to commence commercialization efforts of its first product, Epiceram. As previously discussed, the Company requires clearance from the FDA in order to market Epiceram. There is no assurance that the Company will receive clearance for Epiceram in a timely manner if at all. In the event that the Company did receive FDA clearance to market Epiceram, the Company will require additional capital to fund its activities beyond the initial launch.

If the Company does not receive sufficient funding on a timely basis, or at all, it will have a material adverse affect on the Company’s liquidity, financial condition and results of operations.

Discontinued Operations

As previously discussed, the Company’s Board of Directors has authorized management to pursue the sale of the Bingo Business. The Bingo Business currently generates sufficient cash flow to fund its activities including making the required debt service payments discussed above. Management expects to dispose of the Bingo Business prior to the end of the year. The sale of the Bingo Business may require approval from a majority of the Company’s shareholders.

Contractual Obligations

The Company had the following contractual obligations at June 30, 2005, which require future cash flows:

Contractual Obligations	Less Than 1 Year	2-3 years	4-5 years	Over 5 years	Total
Convertible Debentures	$2,208,500	$—	$—	$—	$2,208,500
Promissory Note	411,170	—	—	—	411,170
License Agreements	459,548	380,000	380,000	1,880,000	3,099,548
Shared Services Agreement	30,000	—	—	—	30,000
Preferred Stock Dividends	240,000	480,000	—	—	720,000
Purchase Commitments	119,830	—	—	—	119,830
	$3,469,048	$860,000	$380,000	$1,880,000	$6,589,048

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None.

	Item 2.	Changes in Securities

The Company issued 11,427,961 shares of common stock and 1,000,000 shares of Series A Preferred Stock in connection with the merger with Osmotics Pharma, Inc.

	Item 3.	Defaults Upon Senior Securities

None.

	Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s shareholders’ approved changing the Company’s name to Ceragenix Pharmaceuticals, Inc., and increased the authorized shares of common stock to 50,000,000 shares.

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K

Exhibits
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32. Certification pursuant to USC Section 1350

Reports on Form 8-K
The Company filed the following reports on Form 8-K during the quarter ended June 30, 2005:
		1.	On April 13, 2005, the Company filed a Current Report on Form 8-K under Item 1.01, reporting the execution of a definitive merger agreement to merge with Osmotics Pharma Inc.

		2.	On April 21, 2005, the Company filed a Current Report on Form 8-K under Item 7.01 reporting the completion of the sale of convertible debentures.

		3.	On May 11, 2005, the Company filed a Current Report on Form 8-K under Items 1.01 and 7.01 reporting an amendment to the definitive merger agreement with Osmotics Pharma, Inc.

4.

On May 11, 2005, the Company filed a Current Report on Form 8-K under Item 5.03 reporting an amendment to its articles and bylaws to authorize the issuance of 1,000,000 shares of Series A Preferred Stock.

5.

On May 16, 2005, the Company filed a Current Report on Form 8-K under Items 2.01, 5.01 and 5.02, reporting the completion of the merger with Osmotics Pharma, Inc., and changes in the Company’s directors and officers.

6.	On May 25, 2005, the Company filed a Current Report on Form 8-K under Item 7.01, reporting the withdrawal of its pending request for determination from the FDA.

7.	On June 21, 2005, the Company filed a Current Report on Form 8-K under Items 4.01 and 5.02, reporting the election and departure of directors as well as a change in independent auditing firms.

8.	On June 30, 2005, the Company filed a Current Report on Form 8-K under Item 7.01, reporting a change in the Company’s name to Ceragenix Pharmaceuticals, Inc.

9.	On June 30, 2005, the Company filed a Current Report on Form 8-K under Item 7.01, reporting two poster presentations at the NFID conference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERAGENIX PHARMACEUTICALS, INC.

Date:	August 17, 2005	By:	/s/ Jeffrey Sperber
Jeffrey Sperber, Principal Financial and Accounting Officer

Date:	August 17, 2005	By:	/s/ Steven Porter
Steven Porter, Principal Executive Officer