Form 10QSB
period 2005-09-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2005-11-21
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission File Number:  000-50470

CERAGENIX PHARMACEUTICALS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	84-1561463
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

1444 Wazee Street, Suite 210, Denver, Colorado 80202

(Address of Principal Executive Offices)

Issuer’s telephone number:  (720) 946-6440

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). ☐ Yes ☒ No

As of November 15, 2005, the Registrant had 12,720,324 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes  ☐   No  ☒

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$157,799
Prepaid expenses, deposits and other	352,390
Debt placement costs, net	164,790
Total current assets	674,979

Property and equipment, net	3,990
Licensed technology costs, net	184,452
Total assets	$863,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$362,155
Accrued preferred stock dividends	165,161
Promissory note – Osmotics, net of discount of $24,000	267,170
Licensed technology obligation	253,597
Convertible debentures, net of discount of $657,616	1,505,884
Total current liabilities	2,553,967

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,720,324 shares issued and outstanding	1,272
Additional paid-in capital	10,453,996
Deferred compensation	(58,277)
Deficit accumulated during the development stage	(12,087,537)

Total stockholders’ deficit	(1,690,546)

Total liabilities and stockholders’ deficit	$863,421

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception (February 20,
	2005	2004	2005	2004	2002)

REVENUE:	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	46,620	34,121	119,022	115,200	316,252
Testing and development	19,678	53,617	53,177	54,617	154,777
General and administrative	501,271	165,312	1,228,922	390,480	2,107,195
Depreciation	374	—	499	—	499
	567,943	253,050	1,401,620	560,297	2,578,723

Loss from operations	(567,943)	(253,050)	(1,401,620)	(560,297)	(2,578,723)

OTHER EXPENSE:
Interest	(962,240)	(6,833)	(1,628,342)	(11,389)	(1,646,564)

LOSS BEFORE DISCONTINUED OPERATIONS:	(1,530,183)	(259,883)	(3,029,962)	(571,686)	(4,225,287)
Discontinued operations, net of tax of $0	(9,093)	—	(7,697,089)	—	(7,697,089)

NET LOSS	(1,539,276)	(259,883)	(10,727,051)	(571,686)	(11,922,376)

PREFERRED STOCK DIVIDENDS	(60,000)	—	(165,161)	—	(165,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,599,276)	$(259,883)	$(10,892,212)	$(571,686)	$(12,087,537)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	12,586,010	11,427,961	11,929,827	11,427,961

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted –
Loss before discontinued operations	$(0.13)	$(0.02)	$(0.27)	$(0.05)
Discontinued operations	$—	$—	$(0.64)	$—
Loss attributable to common shareholders	$(0.13)	$(0.02)	$(0.91)	$(0.05)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH SEPTEMBER 30, 2005

(unaudited)

	2005	2004	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,727,051)	$(571,686)	$(11,922,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of licensed technology costs	16,105	—	30,430
Impairment loss on goodwill	7,732,968	—	7,732,968
Amortization of convertible debenture discount	1,180,471		1,180,471
Amortization of debt placement costs	274,650		274,650
Noncash stock compensation expense	306,850	—	306,850
Loss on disposal of assets held for sale	28,493		28,493
Depreciation and amortization of deferred compensation	5,882	—	5,882
Imputed interest expense	116,493	11,389	134,715
Increase in prepaid expenses and deposits	(126,615)	—	(143,240)
Increase in accounts payable and accrued liabilities	226,984	—	325,671
Net cash used in operating activities of continuing operations	(964,770)	(560,297)	(2,045,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	1,148,091	—	1,148,091
Capitalized merger costs	(72,760)	—	(72,760)
Purchase of property and equipment	(4,489)	—	(4,489)
Net cash provided by investing activities of continuing operations	1,070,842	—	1,070,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to merger	925,000	—	925,000
Payments under Promissory Note - Osmotics	(908,830)	—	(908,830)
Proceeds from sale of common stock	150,000	—	150,000
Borrowings under insurance financing agreement	66,379	—	66,379
Payments under insurance financing agreement	(33,190)	—	(33,190)
Advances from Osmotics	49,000	560,297	2,586,369
Advances to Osmotics	(49,000)	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	301,471
Net cash provided by financing activities of continuing operations	199,359	560,297	1,280,275

Cash flows from discontinued operations	(147,832)	—	(147,832)

Net increase in cash	157,599	—	157,799

Cash and cash equivalents at the beginning of period	200	2,004	—

Cash and cash equivalents at the end of period	$157,799	$2,004	$157,799

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2005 (Note 7)	—	$—	11,427,961	$1,143	$300,328	$—	$(1,195,325)	$(893,854)
Issuance of Preferred Stock to Osmotics	1,000,000	4,000,000	—	—	—	—	—	4,000,000
Discount on Preferred Stock issued to Osmotics	—	(4,000,000)	—	—	—	—	—	(4,000,000)
Issuance of Note Payable to Osmotics	—	—	—	—	(300,555)	—	—	(300,555)
Issuance of common stock for services	—	—	150,000	15	515,985	—	—	516,000
Compensation expense on stock option grants	—	—	—	—	63,660	(63,660)	—	—
Amortization of deferred compensation	—	—	—	—	—	5,383	—	5,383
Business acquisition (Note 1)	—	—	970,658	97	9,627,890	—	—	9,627,987
Sale of common stock and warrants			75,000	7	149,993	—	—	150,000
Conversion of debentures			96,705	10	96,695	—	—	96,705
Loss attributable to common shareholders	—	—	—	—	—	—	(10,892,212)	(10,892,212)
BALANCES, September 30, 2005	1,000,000	$—	12,720,324	$1,272	$10,453,996	$(58,277)	$(12,087,537)	$(1,690,546)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Since its inception in February 2002, Ceragenix Corporation’s principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and recruiting management and board members. For accounting purposes, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska.  The Company subsequently sold this business (Note 3).

The acquisition cost was measured at the fair value of OnSource and consisted of the following:

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
$9,700,747

(2) GOING CONCERN AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2002, Ceragenix Corporation has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from Osmotics, and proceeds from the sale of convertible debentures, to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed further in Management’s Discussion and Analysis of Liquidity and Operations, the Company has filed an application with the FDA seeking marketing clearance for its first commercial product.  If such clearance is received, it will allow the Company to commence the generation of revenue.

As of September 30, 2005, the Company had cash and cash equivalents of $157,799. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through November 2005.  In November 2005, the Company entered into a non binding term sheet to sell up to $5.0 million in convertible debentures to certain investors.  There is no assurance that the Company will be able to consummate the contemplated transaction.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ceragenix Corporation and those of Global Alaska Industries, Inc. (“GAI”) and Alaska Bingo Supply, Inc. (“ABSI”) (collectively the “Bingo Business”) through the September 30, 2005 disposition date (Note 3). All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2005, and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2005 and 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The unaudited condensed consolidated financial statements should be read in conjunction with the Ceragenix Corporation financial statements and footnotes thereto for the year ended December 31, 2004 which were included in the Company’s SB-2 filed on June 20, 2005.

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

(3)   DISPOSITION OF THE BINGO BUSINESS

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

In September 2005, the Company entered into an agreement (the “Purchase Agreement”) to sell 100% of its ownership in GAI to an unaffiliated third party (controlled by two Company shareholders who collectively own less than 5% of the Company’s common stock).  The transaction has been approved by the Company’s majority shareholder and the only remaining condition to close the transaction is the distribution of an Information Statement to the remainder of the Company’s shareholders.  The Purchase Agreement sets the effective date of the transaction as September 30, 2005.  The Company expects to close on the transaction before the end of the year.

Pursuant to the Purchase Agreement, the purchaser acquired all of the operating assets of the Bingo Business in exchange for $100 and the assumption of all of the Bingo Business’s liabilities resulting in a loss of $28,493 as follows:

Sales price	$100

Liabilities assigned to purchaser:
Accounts payable and accrued liabilities	542,593
Note payable	1,537,779
2,080,472

Assets sold:
Cash	(53,613)
Accounts receivable	(277,828)
Inventory	(200,650)
Property and equipment	(81,025)
Other	(14,058)

Net liabilities assigned	1,453,298

Less:
Goodwill	(1,476,791)
Selling costs	(5,000)
Loss on disposal	$(28,493)

The operating results of the Bingo Business, which are reflected as “Discontinued Operations” on the accompanying condensed consolidated statements of operations, were as follows for the three and nine months ended September 30, 2005.

	Three Months	Nine Months*

Revenue	$627,192	$1,020,421
Cost of revenue	(348,974)	(567,115)
Operating expenses	(271,252)	(409,115)
Other, net	12,434	20,181
Impairment loss on goodwill	—	(7,732,968)
Income (loss) from operations	19,400	(7,668,596)

Loss on disposal	(28,493)	(28,493)
	$(9,093)	$(7,697,089)

*The period from the Merger (May 1, 2005) through September 30, 2005.

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

As the Accrued BYU Costs represent an obligation originally payable in a period greater than one year, and does not bear interest, the Company has discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, the Company recorded the obligation at $214,882. The Licensed Technology Costs are being amortized over the estimated useful life of ten years. The accompanying condensed consolidated statements of operations reflect amortization expense of $5,370 and $16,105 for the three and nine months ended September 30, 2005, which is included in Licensing Fees, and imputed interest expense of $6,826 and $20,493 for the same three and nine month periods related to this agreement.

(5)   PROMISSORY NOTE – OSMOTICS

In January 2005, the Company issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note has a face amount of $1.2 million, is unsecured, does not bear interest and is payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by the management of the Company. The Promissory Note is payable in full no later than December 31, 2005. As the Promissory Note does not bear interest, the Company recorded the Promissory Note at a discount, using a discount rate of 12% which management believes to be a reasonable cost of capital for the Company. Accordingly, the Company recorded a discount of $120,000 which is being amortized on a straight-line basis over a 10-month period. Interest expense associated with the Promissory Note of $36,000 and $96,000 is reflected in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, the outstanding balances associated with the Promissory Note were as follows:

Principal	$291,170
Unamortized discount	(24,000)
$267,170

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

As a result of the Company’s cash position, the Company made principal payments of $60,000 per month during July and August and $0 during September.  The Company anticipates that it will make no further payments until it has raised a sufficient amount of funds as determined by the Board of Directors.

(6)   CONVERTIBLE DEBENTURES

In order to fund the activities of the pharmaceutical business, the Company completed the sale of convertible debentures (the “Debentures”) receiving gross proceeds of $2,208,500. The offering was completed on April 15, 2005. Each Debenture accrues interest at the rate of 6% per annum and is due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The Debentures are mandatorily convertible in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded $2.00 per share for 10 consecutive trading days.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company is required to recognize the value of conversion rights attached to the Debentures. These rights give the holders the ability to convert the Debentures into shares of common stock at a price per share of $1.00 per share which was less than the trading price to the public on the dates the Debentures were purchased (such prices ranged from $2.26 to $3.80 per share). For accounting purposes, the Company allocated $906,466 to the value of the Debenture Warrants and $1,302,034 to the value of the beneficial conversion features of the Debentures based on their relative fair values. The Debenture Warrants were valued using the Black-Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $2,208,500 was recorded as a debt discount. In connection with the Merger, the Company determined that the debt discount was stated at fair market value and accordingly, recorded the unamortized discount as part of the purchase price allocation. The debt discount is being amortized as interest expense over the life of the Debentures. For the three and nine months ended September 30, 2005, the Company recorded $720,949 and $1,180,471, respectively, of amortization expense related to the Debentures.

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

The Placement Warrants were valued by the Company using the Black-Scholes option pricing model resulting in a valuation of $464,851 and were recorded as a debt offering cost. The cash commissions were also recorded as debt offering costs. The debt offering costs are included in other current assets on the accompanying condensed consolidated balance sheet and are being amortized over the remaining life of the Debentures. For the three and nine months ended September 30, 2005, the Company recorded $164,790 and $274,650 of amortization expense. The amortization is reflected as interest expense on the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2005, $95,000 of Debentures were converted by the debt holders into 96,705 shares of common stock which includes 1,705 shares issued for accrued interest of $1,705.

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for previous services rendered.  This obligation was assumed by the Company in the Merger.  This debenture bears interest at an annual rate of 6%, converts into shares of Company common stock at $1.00 per share and is due June 30, 2006.  The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance.

(7)   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation authorizes the Board of Directors to issue up to 5.0 million shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

As described in Note 1 above, in connection with the Merger, the Board of Directors authorized the issuance of 1.0 million shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1.0 million shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was declared on April 30, 2005 and is payable upon the Company raising at least $5.0 million in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment.  The First Dividend is payable in cash while all subsequent dividends are payable in either cash or stock at the option of the Company.  For the three and nine months ended September 30, 2005, the Company recorded $60,000 and $165,161, respectively, of accrued preferred stock dividends.

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

In June 2005, the Company entered into an agreement with another investor relations firm to provide certain services over a six month period.  Under the terms of this agreement, the Company issued 50,000 shares of common stock as consideration for the services. The Company valued these shares at $171,000 which represents the closing price of the Company’s common stock on the date of the agreement ($3.42) multiplied by the number of shares issued. The Company recorded a prepaid expense equal to the value of these shares which is being amortized to selling, general and administrative expense over the life of the agreement. During the three and nine months ended September 30, 2005, the Company amortized $85,500 and $93,100, respectively related to this agreement.

In August 2005, the Company entered into an agreement with an additional investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, the Company issued 50,000 shares of common stock as consideration for the services.  The Company valued these shares at $157,500 which represents the closing price of the Company’s common stock on the date of the agreement ($3.15) multiplied by the number of shares issued.  The Company recorded a prepaid expense equal to the value of these shares which is being amortized to selling, general and administrative expense over the life of the agreement.  During the three and nine months ended September 30, 2005, the Company amortized $26,250 related to this agreement.

In July 2005, the Company sold 75,000 shares of common stock and three year warrants to acquire 75,000 shares of the Company’s common stock at $2.00 per share for $150,000 to an individual investor.

Stock Options

In connection with the Merger, the Company issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders who held identical options in Ceragenix Corporation. The $1.00 exercise price was the fair market value of the Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, the Company issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June and July 2005, the Company issued options to scientific advisory board members to acquire 30,000 shares of common stock at prices ranging from $3.00 to $4.00 per share which was equal to or exceeded the fair market value on the dates of grant. The Company valued these grants at $63,660 using the Black-Scholes pricing model. The Company recorded the transactions as Deferred Compensation with an offset to Common Stock and Additional Paid in Capital. The Deferred Compensation is being amortized to Selling, General and Administrative expense over the three year vesting period of the options. For the three and nine months ended September 30, 2005, the Company amortized $5,110 and $5,383, respectively, of Deferred Compensation. A summary of stock option activity is as follows for the nine months ended September 30, 2005:

Balance, January 1, 2005	—
Granted	3,288,750
Balance, September 30, 2005	3,288,750

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

The following table illustrates the effect on loss attributable to common shareholders and loss per common share for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	September 30, 2005
	Three Months	Nine Months

Loss attributable to common stockholders, as reported	$(1,599,276)	$(10,892,212)
Deduct: Fair value of stock-based employee compensation awards	(312,977)	(2,682,679)
Pro forma loss attributable to common stockholders	$(1,912,253)	$(13,574,891)

Basic and diluted loss per share-as reported	$(0.13)	$(0.91)
Basic and diluted loss per share-pro forma	$(0.15)	$(1.14)

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

Management determined that the carrying value of the goodwill resulting from the Merger was in excess of the fair value of the Bingo Business. Management reached this conclusion based on the current and anticipated undiscounted future cash flows of the Bingo Business. Management estimated the fair value of the Bingo Business at June 30, 2005 to be approximately equal to the net liabilities (liabilities less assets) of the business. Accordingly, during the three months ended June 30, 2005, the Company recorded an impairment loss of $7,732,968 to reduce goodwill to its estimated fair value at that date which is included in discontinued operations on the accompanying condensed consolidated statements of operations.

(9)   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basis earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the three and nine months ended September 30, 2005, the basic and diluted loss per share are the same as the impact of potential dilutive common shares is anti-dilutive. The historic stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

(10)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

The Company has an exclusive license agreement with Brigham Young University (the “BYU License”). The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence during the first full calendar year following any governmental regulatory approval for a pharmaceutical use of the licensed technology. The minimum annual royalty in Year 1 is $100,000, in Year 2 $200,000 and in Year 3 and thereafter, $300,000. The Company is also obligated to reimburse BYU for any legal costs associated with patent protection and expansion. For the three and nine months ended September 30, 2005, the Company was charged $3,200 and $8,594, respectively, for legal expenses which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2004, the Company was charged $17,736 for legal fees under the BYU Agreement. Finally, the BYU Agreement, as amended, requires the Company to submit an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration no later than May 1, 2007. Management estimates that the cost associated with filing an IND will be approximately $1,000,000. The term of the BYU license is for the life of the underlying patents which expire in 2022. The Company has not filed for regulatory approval to utilize the technology licensed under the BYU Agreement.

The Company has an exclusive license agreement with the Regents of the University of California (the “UC Agreement”). The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000. The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal costs associated with patent protection and expansion. During the three and nine months ended September 30, 2005, the Company was charged $7,965 and $12,041 respectively, for legal expense which is included in general and administrative expense in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2004, the Company was charged $5,531 for legal expense under the UC Agreement.

The Company obtained its rights to the UC Agreement pursuant to the Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to the Company. While the UC Agreement provides the Company with rights to all applications of the patents underlying the UC Agreement, pursuant to the Technology Transfer Agreement, the Company will only utilize the rights for developing and commercializing prescription products. Osmotics will retain the rights to develop and commercialize all nonprescription applications related to the UC Agreement. The Company and Osmotics intend to enter into a sub license agreement formally documenting these rights. The Company and Osmotics previously entered into a Noncompetition Agreement which stipulates how Osmotics may market any products being sold using the licensed technology under the UC Agreement. The Company anticipates that the sub license agreement will call for Osmotics to reimburse the Company for 50% of the annual minimum royalty and

100% of any earned royalties resulting from the sale of Osmotics products. Additionally, the Company expects that 50% of all legal expense reimbursements will be borne by Osmotics.  For the three and nine months ended September 30, 2005, the Company charged Osmotics $3,982 and $6,021, respectively, for legal expense under the UC Agreement.  The Company has recorded these charges to Osmotics as a reduction of legal expense on the accompanying condensed consolidated statements of operations.

Shared Services Agreement

Given the early stage of the Company’s business, management has determined that it is more practical for the Company to utilize existing Osmotics’ resources rather than procure them on its own. Accordingly, in January 2005, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology. The charge for such services is $5,000 per month. This charge approximates what was allocated to the Company during the year ended December 31, 2004. The Shared Services Agreement expires on December 31, 2005. Additionally, the Shared Services Agreement contemplates that, from time to time, Osmotics may ask officers of the Company to assist them with certain projects. In the event that officers of the Company spend any time on the business of Osmotics, the Company shall charge Osmotics for the cost of these services which shall be offset against the monthly charge described above.

For the three and nine months ended September 30, 2005, the Company recorded $14,048 and $41,398, net, for charges pursuant to the Shared Services Agreement.

Additionally, in May 2005, the Company and Osmotics entered into an agreement for Osmotics to assist the Company in certain public relations efforts. The agreement was for a period of 60 days and a total cost of $5,000 plus any out of pocket expenses which is included in general and administrative expense on the accompanying consolidated statements of operations.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, financing requirements and financing availability, the timing of receiving regulatory approvals, and plans for future development or commercialization activities. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, the following: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company’s planned products, and the Company’s ability to hire, manage and retain qualified personnel. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. For further information, please see the Company’s filings with the SEC, including its Forms SB-2, 10-KSB, 10-QSB and 8-K. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

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

Critical Accounting Policies

The Company has identified the following policies below as critical to its business and results of operations. For further discussion on the application of these and other accounting policies, see Note 2 to the Audited Financial Statements of Ceragenix Corporation as filed on Form SB-2. The Company’s reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Allocation of Prior Period Costs

Until the Merger, Ceragenix Corporation was a consolidated subsidiary of Osmotics. During 2004 and prior, many operating expenses of the Company were incurred and paid by Osmotics. While certain costs incurred by Osmotics were directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense was allocated between the two companies. Primary shared expenses were salaries and related costs, rent and occupancy, certain licensing fees and other general and administrative expense. Significant management judgment was used in making these allocations.

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

Beneficial Conversion Feature of Debt

In accordance with EITFs 98-5 and 00-27, the Company recognizes the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert the debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of the related debt.

Goodwill

Goodwill is tested for impairment at least annually, or when changes in circumstances indicate an impairment might exist. The impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company had one reporting unit with goodwill as a result of the Merger. Significant management judgment is required in determining both whether an impairment exists and if necessary, the fair value of the reporting unit. As discussed further in Note 8 to the condensed consolidated financial statements, during the quarter ended June 30, 2005, management concluded that the goodwill recorded in connection with the Merger exceeded the fair value of the reporting unit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Licensing Fees

The Company pays licensing fees under two licensing agreement; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for cationic steroid technology). Licensing fees increased by $12,499 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in licensing fees was the result of amortization of the annual license fee to Brigham Young University during 2005.  During 2004, the first year of the agreement, no annual payment was made.  Rather, a one-time up front payment was made to Brigham Young University which was expensed during the period paid.

Testing and Development

Testing and development expense consists of fees paid or owed to various third parties, primarily labs and research institutions for testing the Company’s technologies. Testing and development costs decreased by $33,939 during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in testing and development expense primarily resulted from a clinical test during 2004 that was not repeated during the same period of 2005.

General and Administrative

General and administrative expenses increased by $335,959 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in general and administrative expenses was primarily due to increased investor relations expense, payroll and related costs, professional services and travel and entertainment. Included in investor relations expense for the three months ended September 30, 2005 are noncash charges of $111,750 for the issuance of common stock for services. Payroll and related costs increased primarily due to additional full time equivalents during 2005.  Professional services increased as a result of the Company’s public status during 2005.  Travel and entertainment expense increased primarily as a result of investor relations and business development activities.

Depreciation

Depreciation expense was not material to the three months ended September 30, 2005 or 2004.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended September 30, 2005 increased by $314,893 compared to the three months ended September 30, 2004.

Other Expense

Interest expense increased by $955,407 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in interest expense between periods resulted from amortization of the discount associated with the convertible debentures and associated placement costs, interest expense associated with the convertible debentures and imputed interest expense associated with the note payable to Osmotics. All of these instruments were not outstanding during 2004.

Discontinued Operations

For the three months ended September 30, 2005, the Company recorded a loss from discontinued operations of $9,093 which is comprised of income from discontinued operations of $19,400 offset by a loss on disposal of assets held for sale of $28,493.  During the three months ended September 30, 2005, the Company consummated a transaction to sell the Bingo Business.  See Note 3.

Net Loss

As a result of the factors described above, the net loss increased by $1,279,393 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Preferred Stock Dividends

During the three months ended September 30, 2005, the Company recorded $60,000 of preferred stock dividends related to its Series A Preferred Stock. There were no dividend bearing securities outstanding during the three month period ended September 30, 2004.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $1,339,393 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Licensing Fees

Licensing fees for the nine months ended September 30, 2005 approximated those for the nine months ended September 30, 2004.

Testing and Development

Testing and development costs for the nine months ended September 30, 2005 approximated those for the nine months ended September 30, 2004.

General and Administrative

General and administrative expenses increased by $838,442 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in general and administrative expenses was primarily due to increased investor relations, payroll and related costs and professional services. Included in investor relations are non cash charges of $306,850 for common stock issued for services. Payroll and related costs increased primarily due to additional full time equivalents during 2005. Professional services increased as a result of the Company’s public status during 2005.

Depreciation

Depreciation expense was not material to the nine months ended September 30, 2005 or 2004.

Loss from Operations

As a result of the factors described above, the loss from operations for the nine months ended September 30, 2005 increased by $841,323 compared to the nine months ended September 30, 2004.

Other Expense

Interest expense increased by $1,616,953 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in interest expense between periods resulted from amortization of the discount associated with the convertible debentures and associated placement costs, interest expense associated with the convertible debentures, and imputed interest expense associated with the note payable to Osmotics and the BYU Obligation.  Other than the BYU obligation, which was created in May 2004, all of the other debt instruments were not outstanding during the prior period.

Discontinued Operations

For the nine months ended September 30, 2005, the Company recorded a loss from discontinued operations of $7,697,089. Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill resulting from the Merger to its estimated fair market value and a loss on the disposal of assets held for sale of $28,493.  See Notes 3 and 8.

Net Loss

As a result of the factors described above, the net loss increased by $10,155,365 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Preferred Stock Dividends

During the nine months ended September 30, 2005, the Company recorded $165,161 of preferred stock dividends related to its Series A Preferred Stock. There were no dividend bearing securities outstanding during the nine month period ended September 30, 2004.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $10,320,526 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Liquidity and Capital Resources

Operating Activities

As of September 30, 2005, the Company had $157,799 of cash and cash equivalents. During the nine months ended September 30, 2005, $964,770 of cash was used in operating activities which primarily consists of cash operating expenses. As previously noted, since its inception, the Company has not generated revenue and accordingly has not generated cash flow from operations. Management expects this trend to continue with operating losses increasing over time as the Company gets closer to commercializing its first product. The Company’s ability to generate revenue is dependent upon receiving marketing clearance from the FDA.

Investing Activities

Cash flows of $1,070,842 was provided by investing activities during the nine months ended September 30, 2005 representing $1,148,091 of cash assumed in the Merger partially offset by capitalized Merger costs and the purchase of property and equipment.  The Company has no commitments for any capital expenditures nor does it expect any material capital purchases during the remainder of 2005.

Financing Activities

During the nine months ended September 30, 2005, $199,359 of cash was provided by financing activities primarily resulting from $925,000 in borrowings under a secured note agreement with OnSource prior to the Merger and the sale of common stock which netted proceeds of $150,000 offset by $908,830 in payments made to Osmotics under a promissory note agreement (see discussion below).

The Company has two significant debt obligations as of September 30, 2005; convertible debentures and a promissory note to Osmotics. Each of these instruments is discussed further below.

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

The Company has filed such registration statement and management expects that it will be declared effective by the SEC sometime prior to December 31, 2005. While the Company’s common stock has remained above $2.00 per share for the majority of time since the Merger, there is no assurance that it will continue to do so.  However, management believes that a significant number of holders will convert their Debentures into common stock upon the registration statement being declared effective. The Company currently does not have sufficient cash on hand to repay the Debentures in the event they were not converted by December 31, 2005. During the nine months ended September 30, 2005, persons holding $95,000 of Debentures converted them into 95,000 shares of common stock.

Promissory Note - Osmotics

The Company has issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note has a face amount of $1.2 million, is nonsecured, does not bear interest and is payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by the management of the Company. The Promissory Note is due in full no later than December 31, 2005.  As noted above, through the nine months ended September 30, 2005, the Company paid Osmotics $908,830 under this agreement.

Outlook

As of September 30, 2005, the Company had cash and cash equivalents of $157,799. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through November 2005.  In November 2005, the Company entered into a non binding term sheet to sell up to $5.0 million in convertible debentures to certain investors.  There is no assurance that the Company will be able to consummate the contemplated transaction.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

In September 2005, the Company submitted a 510k application with the FDA seeking marketing clearance for its first product, Epiceram™, a topical cream for the treatment of various skin disorders characterized by a disrupted skin barrier function. While the Company can provide no assurance as to the timing of receiving FDA clearance for Epiceram™, if ever, management believes it is a reasonable expectation to receive clearance sometime between December 2005 and March 2006. Once the Company receives marketing clearance, it will be able to sell Epiceram™ and generate revenue.

The Company is evaluating two alternative strategies for the commercialization of Epiceram™; directly marketing through a contracted sales team or licensing the product to third parties. In the event that the Company determines to field a sales force, the Company will require resources to hire contract sales personnel, manufacture product samples, produce and distribute marketing materials, conduct clinical trials to support marketing efforts, engage in various promotional activities and hire and retain additional management and support personnel. Management estimates that it will require approximately $7 million to $10 million over the next 12 months to commercialize Epiceram™ through a contract sales force.

The Company is also in discussions with several third parties regarding licensing Epiceram™. In the event the Company consummated a licensing agreement for Epiceram™, its capital requirements will be substantially reduced. However, under a licensing agreement, the revenue the Company can expect to receive will most likely be less than what it could attain through direct marketing efforts. No assurance can be given that a licensing agreement can or will be consummated.

The Company is also pursuing development of its cationic steroid technology. As discussed in Note 10, the underlying license agreement requires the Company to file an IND with the FDA by May 1, 2007, which management expects to cost approximately $1.0 million. While the Company currently plans on licensing most, if not all, applications of the technology, management believes that it will be necessary to engage in further testing and development activities in order to generate sufficient data to license the technology. Management cannot currently estimate how much funding will be required to pursue the development activities of this technology.

In order to execute its business strategy, the Company will require additional funding.  If the Company does not receive sufficient funding on a timely basis, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects. Additionally, in the event that the Company receives funding, it may be on terms that are not favorable to the Company and its shareholders. As discussed in Note 2, the Company’s auditors have raised substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The Company had the following contractual obligations at September 30, 2005, which require future cash flows:

Contractual Obligations	Less Than 1 Year	2-3 years	4-5 years	Over 5 years	Total

Convertible Debentures	$2,163,500	$—	$—	$—	$2,163,500
Promissory Note	291,170	—	—	—	291,170
License Agreements	459,548	380,000	380,000	1,857,500	3,077,048
Shared Services Agreement	15,000	—	—	—	15,000
Clinical testing obligations	40,001	—	—	—	40,001
Preferred Stock Dividends	240,000	480,000	—	—	720,000
Purchase Commitments	82,750	—	—	—	82,750
	$3,291,969	$860,000	$380,000	$1,857,500	$6,389,469

ITEM 3.      CONTROLS AND PROCEDURES

As of September 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Information furnished in Current Report on Form 8-K as filed with the Commission on August 5, 2005.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

Exhibits
31.1 Certification of Chief Executive Officer 31.2 Certification of Chief Financial Officer 32. Certification pursuant to USC Section 1350

Reports on Form 8-K
The Company filed the following reports on Form 8-K during the quarter ended September 30, 2005:
1.

On July 11, 2005, the Company filed a Current Report on Form 8-K under Item 9.01, to file certain exhibits pursuant to its SB-2 registration statement No. 333-125967 as filed with the Commission on June 20, 2005 and to incorporate by reference the audited financial statements of Osmotics Pharma, Inc. and the related pro forma financial information.

2.

On July 14, 2005, the Company filed a Current Report on Form 8-K under Item 7.01 and 9.01 reporting that the National Institute of Health had accepted two of the Company’s CSA compounds for evaluation of activity in inhibiting tumor growth.

3.

On July 20, 2005, the Company filed a Current Report on Form 8-K under Items 1.01 and 7.01 reporting that it had five posters accepted for presentation at the American Society of Microbiology’s Interscience Conference on Antimicrobial Agents and Chemotherapy.

4.	On August 4, 2005, the Company filed a Current Report on Form 8-K under Items 3.02, 7.01 and 9.01 reporting that Dr. Sean Gorman had joined the Company’s scientific advisory board.

5.

On August 5, 2005, the Company filed a Current Report on Form 8-K under Items 3.02, 7.01 and 9.01, reporting that Dr. Richard Gallo had joined the Company’s scientific advisory board; the sale of certain unregistered securities; and the issuance of common stock pursuant to a consulting agreement.

6.

On August 18, 2005, the Company filed a Current Report on Form 8-K under Items 3.02 and 9.01, reporting that its Chief Scientific Officer had been awarded a grant by the National Institute of Health in his capacity as a professor at the University of California, San Francisco.

7.	August 25, 2005, the Company filed a Current Report on Form 8-K under Items 7.01 regarding certain statements made by its Chief Executive Officer at an investor forum.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERAGENIX PHARMACEUTICALS, INC.

Date:	November 18 , 2005	By:	/s/ Steven Porter
Steven Porter, Principal Executive Officer

Date:	November 18, 2005	By:	/s/ Jeffrey Sperber
Jeffrey Sperber, Principal Financial and Accounting Officer