Form 10KSB
period 2005-12-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2006-03-24
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number:   000-50470

CERAGENIX PHARMACEUTICALS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1561463 IRS Employer Identification Number

1444 Wazee Street, Suite 210,
Denver, Colorado 80202
(720) 946-6440
(Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year.    $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16,035,000 as of March 20, 2006 based upon the average bid and asked price of the registrants common stock on the Nasdaq Electronic Bulletin Board.

As of March 20, 2006, the Registrant had 15,525,676 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):                   Yes ☐             No ☒

Ceragenix Pharmaceuticals, Inc.

Table of Contents

Forward-Looking Statements

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-KSB (this “Report”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect” “will,” “may,” “intent,” “plan,” “believe,” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of anticipated products, expenses, financial results or contingencies.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the “FDA”), successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB  to be filed in 2006. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.            Business

THE COMPANY

References in this Report to “Ceragenix,” “the Company,” “we,” “our,” and “us” refer to Ceragenix Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiary, Ceragenix Corporation, unless the context specifically requires otherwise. Our principal executive offices are located at 1444 Wazee Street, Ste 210, Denver, Colorado 80202. Our telephone number is (720) 946-6440.

Ceragenix is a development stage biopharmaceutical company focused on infectious disease and dermatology. We have two base technology platforms each with multiple applications: Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”) and barrier repair (“Barrier Repair”). We believe that the barrier repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier. Our Ceragenin™ technology has shown antibiotic, antiviral, anti-fungal and anti-cancer properties in vitro and represents a mid and long-term revenue opportunity both in antimicrobial medical device coating applications and in new prescription antimicrobial drug development.

Our Ceragenin™ technology,  licensed from Brigham Young University, covers the composition of matter and use of a broad class of small molecule, positively charged aminosterol compounds that have shown antibiotic, antiviral anti-fungal, and anti-cancer activity. These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system and several of these candidates are currently in pre-clinical development. Ceragenin™ compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer that all share in common the presence of negatively-charged phospholipids on their cell membrane surfaces. The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tear holes in the cell walls). Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells). Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds. Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

We have also licensed patents from the Regents of the University of California for a barrier repair technology that is a specific combination of ceramides, cholesterol and fatty acids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function. This patented Barrier Repair technology is the invention of Dr. Peter Elias the author of over 400 peer- reviewed journal articles. Dr. Elias is a member of our management team serving as Chief Scientific Officer. We will use this barrier repair technology to formulate two prescription products: EpiCeram® and NeoCeram®.

EpiCeram® is intended for use to treat xerotic skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis (eczema), allergic contact dermatitis, radiation dermatitis, and xerosis. All of these conditions share in common a defective or incomplete skin barrier and we believe current therapies are viewed as either lacking or in need of improvement. We filed our 510(k) application for EpiCeram® in September 2005 and are awaiting marketing clearance from the FDA. The 510(k) filing is necessary to obtain approval for us to market our first planned product as a medical device. There is no assurance that the FDA will agree with our assessment that the 510(k) application is the appropriate approval process for EpiCeram®. In the event that the FDA determines that the 510(k) application is not appropriate, the approval process for EpiCeram ® would take a number of years and may cost several million dollars. If not cleared as a 510(k), we will be required to conduct certain clinical trials prior to the FDA clearing EpiCeram®. See a more detailed discussion under Government Regulation below.

Our second planned product is NeoCeram®, a pediatric barrier repair cream. NeoCeram® is intended for use to reduce excessive water loss through the fragile skin of premature infants. There are over 72,000 infants born prematurely each year in the United States. Infants born prematurely enter the world without fully formed skin barriers. As lung surfactant therapy has pushed back the age of viability to 23 weeks of gestational age, the lack of an adequate skin barrier is now of critical importance to morbidity and mortality in this at-risk population. We believe that by providing the topical equivalent of a skin barrier that these infants will develop more rapidly, be at lower risk for bacterial infections and sepsis and spend less time in the neonatal intensive care unit thereby significantly reducing the costs incurred by the health care system to care for these infants. We plan to file our 510(k) application for NeoCeram® after receiving clearance for EpiCram® as the two products have very similar formulations. Accordingly, we want to ensure that the FDA concurs with our conclusion regarding the 510(k) approval path. In addition, we will likely need to assemble some clinical data in order for the FDA to approve the product. We plan to complete development and to file our 510(k) application with the FDA for NeoCeram® during 2007.

We recently changed our name to Ceragenix Pharmaceuticals, Inc. Our previous name was OnSource Corporation. On May 10, 2005, we acquired Ceragenix Corporation (f/k/a Osmotics Pharma, Inc.) by merger (the “Merger”). We changed the name to Ceragenix Corporation on the same date that we changed our corporate name. Until the date of the Merger, our primary business focus had been on the distribution of a line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska. We operated in this business through two subsidiaries, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. Effective September 30, 2005, we sold Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. to an unaffiliated third party (controlled by two of our shareholders who collectively own less than 5% of the Company’s common stock). We expect the transaction to close in April 2006.

OUR STRATEGY

Our principal objective is to be a leading provider of products and technology focused primarily on the prevention and treatment of infectious disease. Leading healthcare organizations such as the World Health Organization and the U.S. Centers for Disease Control have recognized that the growing number of multidrug restistant bacterial infections poses a major worldwide health risk. We believe that our Ceragenin™ class of compounds and our preclinical lead candidates represent the potential for a major advancement in the prevention and treatment of infectious disease. To achieve our objectives we have been undertaking numerous proof of concept in-vitro studies to demonstrate the efficacy of Ceragenins™ against a broad array of infectious diseases to identify those candidates with greatest potential as new anti-infective prescription drugs, as well as compounds with potential for inclusion in new antimicrobial coatings for medical devices to prevent bacterial colonization of such devices. We are conducting a range of pre-clinical in-vitro and in-vivo tests on our lead candidates in order to identify the compounds with greatest medical and commercial potential in a variety of different important anti-infective areas. Once we establish the clear promise for one or more of our Ceragenin™ compounds in a given anti-infective application requiring a large and costly clinical development effort, we intend to explore partnering opportunities with major anti-infective pharmaceutical firms. For Ceragenin™ compounds with clear promise in new topical prescription and certain systemic drug applications, we plan to explore internal drug development through one or more contract research and development organizations. In addition, we plan to explore utilizing the Ceragenin™ technology in the development of a new class of antimicrobial coatings for medical devices with an expectation that many applications will be licensed to third parties while retaining certain selected applications for internal development. We believe that there will be multiple partnering opportunities associated with the Ceragenin™ technology and preclinicial development candidates which, we believe, differentiates us from many small pharmaceutical companies. We believe that given our financial and human resource constraints, leveraging the resources of others will allow us to pursue more opportunities simultaneously than we could on our own. However, we plan to keep certain products and/or applications to pursue on our own. As discussed above, we currently believe these retained products/applications will most likely include antimicrobial coatings for certain classes of medical devices and a new prescription topical antibiotic as well as certain systemic applications.

We believe that we can partially underwrite the costs of developing our Ceragenin™  technology through cash flows generated from our Barrier Repair technology. We have identified markets with total sales in excess of $1 billion (U.S.) where we believe current treatments have either undesirable side effects or are not very effective. If cleared by the FDA, EpiCeram®, our first commercial product, will be targeted to treat various skin disorders all characterized by a disrupted skin barrier function. The most common of these conditions is atopic dermatitis, more commonly known as eczema. We currently plan to out-license the atopic dermatitis applications of EpiCeram® to a more established pharmaceutical company. By licensing out EpiCeram®, we believe it will ensure that a firm with the resources and capabilities to successfully commercialize a major new dermatological product will be able to rapidly build adoption and sales for EpiCeram® among the highest potential physician target audiences. We would expect to benefit via upfront and milestone payments and an on-going revenue sharing arrangement with our partner, which will enable us to quickly generate cash flows from EpiCeram®. If we are unsuccessful in licensing EpiCeram®, we will have to raise additional capital specifically to commercialize EpiCeram® and it would likely result in us generating cash operating losses for the first several years of the product’s commercialization. However, in the long-term, if EpiCeram® is commercially successful, this approach could generate greater cash flows for us but would entail greater risks of execution as we have no history of successfully launching or marketing prescription products.

While the primary focus of our discussions regarding potential partnering opportunities for EpiCeram® have focused on the large market for treatment of atopic dermatitis (eczema), the product is also indicated for use in treatment of all xerotic (dry skin) conditions. Xerosis is a common skin disorder among persons with HIV (estimates of 40 to 80%); persons undergoing interferon therapy for Hepatitis C (up to 25%); persons on hemodialysis with end stage renal disease (up to 80%) and other niche applications. If we are successful in concluding a partnering arrangement with a pharmaceutical firm in marketing EpiCeram®, we may decide to either carve out or retain co-promotion rights for one or more of these niche market opportunities.                 We do not intend to manufacture EpiCeram® ourselves, but rather utilize the services of third party GMP facilities.

A key component of our current business strategy is to operate as a fairly “virtual” firm until such time as the business potential for the most promising applications of our core proprietary technologies is more fully clarified, and a decision has been made on which product candidates we may elect to fully develop and/or market ourselves. We believe this strategy is desirable now as it allows us to direct a greater percentage of our financial resources into product development and provides us with greater flexibility by limiting the size of our corporate infrastructure and workforce. While at some point in the future we will need to hire additional management and staff resources to develop our business and manage third party relationships, we believe we can keep our corporate and development staff to levels that are substantially lower than found in traditional pharmaceutical companies by carefully leveraging third party expertise.

OUR TECHNOLOGY

We have two base technology platforms; Ceragenins™ and Barrier Repair.

Ceragenins™

We plan to utilize our Ceragenin™ technology to develop both new generation antimicrobial drugs as well as medical device coatings. Ceragenins™ are small molecule, positively charged, compounds that have shown promising antibiotic, antiviral, anti-fungal, and anti-cancer activity. These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system. The compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer cells that all share in common the presence of negatively-charged phospholipids on their cell membrane surfaces. The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tear holes in the cell walls). Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the CSAs are bacteriacidal (kills the bacterial cells). Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds. Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

During 2005, we accomplished the following developments related to our Ceragenin™ technology:

•                  Demonstrated that a Ceragenin™ based coating (called Ceracide™) completely prevented bacterial colonization on titanium surfaces and eradicated staphylococcus aureus and E. Coli bacteria in the fluid surrounding the coated plate in an in vitro medical device coating model;

•                  Presented data at a meeting of the American Academy of Dermatology showing that use of one of our Ceragenin™ compounds (CSA-8) when used in combination with mupirocin (a commonly used topical antibiotic active against gram-positive bacteria) was able to expand mupirocin’s spectrum of activity to include gram-negative bacteria such as E.Coli, Salmonella and Kleibsiella.

•                  Demonstrated that our leading Ceragenin™ pre-clinical compound, CSA-13, was highly effective in-vitro against vancomycin-resistant staphylococcus aureus (“VRSA”), vancomycin-resistant enterococci (“VRE”), vancomycin intermediate resistant staph aureus (“VISA”), hospital acquired methicillin-resistant staph aureus (“MRSA”), and community associated methicillin-resistant staph aureus (“CA-MRSA”) at minimum inhibitory concentrations (“MIC”) of under .25 micrograms/ml;

•                  Demonstrated that compound CSA-13 was highly effective in-vitro against strains of pseudomonas infections isolated from cystic fibrosis patients (MIC values of 1 to 3 micrograms/ml) that are highly resistant to Tobramycin (MICs of over 80 micrograms/ml are required);

•                  Demonstrated that compound CSA-13 was highly effective in-vitro against pseudomonas aueroginosa, E. Coli;

•                  Demonstrated that compound CSA-13 was highly effective in-vitro against bioterrorism surrogate strains of anthrax, listeria and plague;

•                  Demonstrated that pre-clinical compounds CSA 8, 13 and 54  possessed activity similar to human angiostatins in-vitro and that the compounds had been accepted by the National Cancer Institute’s Developmental Therapeutics Program to evaluate potential activity in inhibiting the growth of tumor blood supply;

•                  Entered into a Cooperative Research and Development Agreement with the Centers for Disease Control (“CDC”)to evaluate Ceracides™  as an antimicrobial coating in the prevention of bacterial biofilms on medical devices;

•                  Demonstrated that compound CSA-54 was highly active against Epstein-Barr virus in in-vitro testing; and

•                  Demonstrated that compound CSA-13 was highly active in-vitro against the vaccinia virus.

In February 2006, we demonstrated that compound CSA 54 showed potent virucidal activity in in-vitro testing against multiple strains of HIV.

Barrier Repair

Our Barrier Repair technology is a specific combination of epidermal lipids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function. Defects in the skin’s barrier function play critical roles in the pathogenisis of certain skin diseases such as eczema. The skin’s barrier is composed of a thin sheet of epidermal lipids about half the thickness of a piece of notebook paper. This thin, flexible, strong combination of lipid components forms a mechanical defense against skin irritants and bacterial infections while also helping to retain skin moisture. Persons with a deficient skin barrier suffer from higher levels of moisture evaporating through their skin also known as trans epidermal water loss (“TEWL”). TEWL leads to dry, itchy, cracked skin which can then lead to further degradation of the skin’s barrier. Deficient skin barrier function can be caused by both internal factors (i.e. genetic predisposition and/or immune system related misregulation) and external factors (i.e.: radiation treatment and other skin irritants).

During 2005, we accomplished the following developments related to our Barrier Repair technology:

•                  Filed a 510(k) application with the FDA seeking marketing clearance as a medical device for EpiCeram®, our first prescription barrier product candidate; and

•                  Demonstrated that EpiCeram® accelerated skin barrier recovery in eczema patients afflicted with moderate to severe symptoms compared to untreated patients in a small but statistically significant third party study. The objective measurement of this study showed that there was 100% reduction in itch at 3 and 6 hours after applying EpiCeram®, an over 50% reduction in dry skin, over 45% reduction in scaliness and an over 37% reduction in irritation/inflammation (all at the 3 and 6 hour measurement points).

PRODUCT CANDIDATES

Our product candidates require clearance by the FDA and in certain cases extensive clinical evaluation before we can sell them either directly or via partners. Any product or technology under development may not result in the successful introduction of a new product.

EpiCeram®

EpiCeram® is a topical cream that utilizes our Barrier Repair technology. In September 2005 we submitted a 510(k) application with the FDA seeking clearance for EpiCeram® as a medical device. If cleared by the FDA, EpiCeram® will be marketed to treat xerotic skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis (eczema), allergic contact dermatitis, radiation dermatitis, and xerosis. EpiCeram® is intended to be applied twice daily or as often as needed. All of these skin conditions are associated with deficient skin barrier function resulting in excessive trans epidermal water loss. While we have completed a small but statistically significant test on patients suffering from moderate to severe eczema, we plan to conduct additional clinical trials with EpiCeram® either by ourselves or in conjunction with any potential partner to strengthen marketing support for the brand. There is no assurance that the FDA will clear EpiCeram® as a medical device under 510(k). And, if cleared, there is no assurance that EpiCeram® will work as effectively as we currently believe in clinical trials.  If cleared, we expect to commence commercialization activities for EpiCeram® most likely via an out-license agreement. However, there is no assurance that we will be successful in consummating a license agreement for EpiCeram®. In the event that the FDA does not agree with our conclusion that EpiCeram® should be cleared under 510(k), the approval path could take several years and cost several million dollars. See further discussions under Our Strategy and Government Regulation.

NeoCeram®

NeoCeram®is also a topical cream utilizing our proprietary Barrier Repair technology. Following FDA clearance, our plan is to market the product for the treatment of dry skin in premature infants. Each year in the U.S., over 70,000 infants are born prematurely (less than 32 weeks gestational age) and require treatment in Neonatal Intensive Care Units (“NICU”). The average length of stay in the NICU for these infants is 56 days at an average cost of $2,500 per day for a total cost of care of over $10.8 billion annually in the U.S. These infants lack fully formed skin barriers which places them at increased risk for various medical complications, some of which are life-threatening and which contribute to their extended lengths of stay in the NICU. We believe that by providing the topical substantial equivalent of a skin barrier that these infants will gain weight more rapidly, be at lower risk for bacterial infections and sepsis, and spend fewer days in the NICU. The formulaic composition of NeoCeram® is very similar to EpiCeram®, and accordingly, we have been waiting to receive FDA clearance for EpiCeram® prior to submitting a 510(k) application for NeoCeram®. In addition, we will likely need to assemble some clinical data in order for the FDA to approve the product. We plan to complete development and to file our 510(k) application for NeoCeram® during 2007.

Ceracide™ Antimicrobial Coatings

Ceracide™ is our first planned application utilizing the Ceragenin™ technology. Ceracide™ will be marketed as a long lasting antimicrobial coating for medical devices. Nearly all currently approved antimicrobial coated devices rely on drug elution where the drug applied to the device diffuses out from the device into the surrounding tissue to create a “zone of inhibition” to reduce bacterial adhesion to the device. The primary limitation of the drug eluting approach is that after a relatively short period of time (a few days to a few weeks) no more drug is present as it has all eluted off the device. As a result, the antimicrobial effect is then lost. We believe that Ceracide™ coatings can be developed which may be permanently attached to the medical device and which retain long term antimicrobial efficacy without requiring any elution of components into the surrounding tissue. Based on preliminary in-vitro testing, it is anticipated that Ceracide™ coatings can remain highly active and will be able to not only prevent bacterial colonization but to also eradicate the bacteria in the nearby surrounding body fluid. We believe this effect is made possible by the positively charged nature of elements of the Ceracide™ coating which draw the negatively charged bacteria into contact with the coating whereby the bacterial cell membranes are destroyed. In a poster presentation made at the Interscience Conference of Antimicrobial Agents and Chemotherapy (“ICAAC”) in December 2005, data was presented showing that a prototype Ceracide™ formulation was highly effective in completely preventing bacterial colonization on titanium surfaces and in eradicating the bacteria in the surrounding fluid when challenged with high levels of staphylococcus aureus and E. Coli. In addition to long term duration of activity, it is anticipated that Ceracide™ coatings will also offer very broad antimicrobial efficacy against certain pathogens and eventually be shown to be able to reduce medical device related local and blood stream infections. It is anticipated that Ceracide™ coatings will be particularly effective against biofilm based infections which are often among the most difficult infections to treat in the hospital setting. During 2006, we expect to conduct additional tests to determine the following:

•                  Develop optimized  Ceracide™ coatings which can be bound to additional medical device materials other than titanium – such as polyurethane and silicone, etc;

•                  Establish the duration of the Ceracide™ efficacy. We believe that a long lasting antimicrobial coating will represent a substantial differentiator when compared to current coatings; and

•                  Test the efficacy of Ceracide™ coatings against biofilms using the CDC’s BioFilm Reactor and in other recognized models of biofilm infection.

We believe that the Ceracide™ coatings can receive regulatory approval as medical devices under either 510(k) or Pre Market Approval (“PMA”) regulatory filings, depending upon the particular medical device application. This offers the potential for relatively rapid development pathways for selected device coating applications which could be fully developed by us working in close coordination with third party suppliers, or which could be partnered on a case by case basis with leading medical device firms in return for upfront, milestone and revenue sharing payments.

Ceragenin™  New Drug Development

During 2006, we plan on exploring the potential for several Ceragenin™ pre-clinical candidates as new anti-infective drugs for major infectious disease indications.  Proof of concept in-vitro testing is currently in progress or planned to further clarify the potential for Ceragenin™ candidates to be effective against multiple drug resistant hospital infections, as well as against various viral, fungal, and bio-terrorism agent infections. The number of tests actually conducted will depend upon our financial resources as well as the on-going determination of the most compelling medical applications for Ceragenins and include the following:

•                  Complete in-vitro efficacy screening for Ceragenin™ preclinical candidates (including CSA-8, CSA-13, and CSA-54) against gram positive and gram negative bacteria, fungal infections, viral infections, and certain bio-terrorism infectious agents working in close cooperation with leading academic labs.

•                  Undertake standard toxicology related testing for selected pre-clinical candidates..

•                  Develop dosage formulations, as required, for the most promising candidates to facilitate in-vivo animal testing studies, including potentially both topical and systemic formulations.

•                  Undertake in-vivo animal testing studies to provide additional information regarding ADME for selected compounds.

•                  Testing selected Ceragenins™ for opthamological drug and device coating applications

•                  Exploring the potential for veterinary applications of Ceragenin™ compounds which are not under consideration for human drug development

•                  Complete the pre-clinical testing required for declaration of one or more drug development candidates by 2007

•                  Initiate partnering discussions with major anti-infective pharmaceutical firms for one or more Ceragenin™ pre-clinical candidates for high-priority applications requiring early partner involvement.

PRODUCT MARKETS

Ceragenin™ Based Products

Ceracide™ Anti-microbial Coatings

Every year, 1 million Americans acquire infections while hospitalized as the result of implantation of medical devices such as urinary catheters, central venous catheters, endotracheal tubes, pacemakers, orthopedic implants and fixator pins. These devices act as focal points for bacterial adhesion, growth and infection. Certain of these infections become lethal resulting in over 50,000 deaths each year while non-lethal infections prolong hospital stays, complicate recoveries and increase costs. It has been estimated that the cost of treating medical-device related infections may run into the billions of dollars annually.

Medical device related infections are becoming of even greater concern in recent years as a result of the development of an increased number of multiple drug resistant bacterial strains particularly in the hospital setting, which are proving increasingly difficult to safely and successfully treat. Nearly every implantable medical device is susceptible to infections by a variety of pathogens, with implantable devices estimated to account for up to 45% of nosocomial infections. Depending on the length of time a medical device is present in the body, the likelihood for a biofilm related infection increases, and biofilm based infections typically require dramatically higher antibiotic concentrations to treat. For example, it has been estimated that up to 90% of bloodstream infections in the hospital setting are related to the use of some type of intravascular medical device. While many factors contribute to the medical device related infection rate, including health care worker hand washing and training procedures, sterilization protocols, prophylactic use of antibiotics, etc., the development of antimicrobial coatings for medical devices aimed at helping to prevent the development of device-related infections is an area of growing interest in which current antimicrobial coatings are extremely limited and in general do not provide very effective long-lasting antimicrobial protection.

Medical device markets are large and have significant unmet needs for infection protection. For example, each of the following segments of the medical device market has annual sales in the $1B+ range and has also been reported to have infection rates in the 1% to 30% range:  urinary catheters, central venous catheters, dental implants, fracture fixation (including fixator pins and orthopedic implants), pacemakers, and mammary implants. There are a variety of additional attractive market segments with unmet anti-microbial coating needs including segments such as endotrachael tubes, antimicrobial medical sponges, and wound dressings  The opportunity for introduction of a new generation antimicrobial coating which is safe and effective and provides longer lasting protection than available product offerings is believed to be large. There may be additional potential applications for long-lasting antimicrobial coatings beyond the area of medical devices which could have promise as well – including antimicrobial coatings for hospital related equipment and furnishings, etc., and certain of these applications may be explored as well.

Ceragenin™ Topical, Systemic and Inhaled Drug Opportunities

The need for additional antibiotics and anti-infective drugs which can be safe and effective against the emerging strains of multiple drug resistant infections is well acknowledged by all the leading authorities in this field. In addition to a need for new antibiotics, there is also a need for improved anti-fungals, anti-virals, as well as antimicrobials effective against potential bio-terrorism threats such as anthrax, etc. We believe, based on early preclinical in-vitro testing, that certain Ceragenin™ compounds show promise as being effective against a wide range of infectious agents – ranging from multiple drug resistant bacteria, to viral infectious agents, fungal infections, and certain bio-terrorism agents. While the anti-infective prescription drug market totals tens of billions of dollars annually on a worldwide basis, the next steps for us are to determine which infectious disease market applications and which forms of administration may prove feasible and promising to pursue. A wide range of pre-clinical tests are being initiated to address this question. If one or more Ceragenin™ compounds meet all the criteria for a drug development candidate in any of these market segments (e.g., anti-bacterial, anti-fungal, anti-viral, or anti-bioterrorism agent), the potential market opportunities will likely be quite large. Even in the area of topical antimicrobials, the market potential in the U.S. alone is substantial, with current topical anti-infective products selling well over $1B/annually.

Given the broad range of applications of the Ceragenin™ technology, we believe that the regulatory approval path will be dependent upon the application. Accordingly, depending upon the application, we believe that we will be seeking marketing clearance under 510(k), PMA and NDA. Unless an application is approved under 510(k), we will be required to conduct additional in vitro and in vivo tests, including in some cases human clinical trials, before we can generate revenue.  Please see a more detailed discussion of the process and requirements of each approval path under Government Regulation set forth below.

Barrier Repair Products

EpiCeram®

Atopic Dermatitis

Commonly known as eczema, it is estimated that 15 million Americans suffer from this disease. It is the leading skin disease of childhood and 65% of those affected show clinical symptoms by 6 months of age. The skin becomes extremely itchy and inflamed, causing redness, swelling, cracking and scaling. The skin can become so severely irritated, patients often scratch themselves until they bleed, leading to a secondary infection. Histological analysis of the skin of persons with eczema reveals a global deficiency in epidermal lipids (ceramides, cholesterol and essential fatty acids) with a marked deficiency of ceramides. This lack of epidermal lipids leads to a defective skin barrier as these are the ingredients that form the lipid bilayers critical to maintaining healthy skin. Normalizing the barrier is the key to successful treatment. Dr. Elias’s work has shown that topical application of an optimal molar ration of these epidermal lipids can correct the skin barrier abnormality. We believe that EpiCeram® will greatly reduce skin irritation, quickly reduce itch, and help to restore a more normal skin barrier than possible with currently available products. While there are multiple products and treatments for eczema, we also have the advantage of not being an immune system suppressant or steroid, both of which have well recognized undesirable side effects. Immunomodulator drugs used for treating atopic dermatitis recently received a black box safety warning from the FDA which is resulting in decreased usage of these products which were estimated to have sales of over $0.5B in 2004. The current market size for atopic dermatitis treatments is believed to approach $1B annually in the U.S. alone.

Irritant Contact Dermatitis

The irritant contact dermatitis market includes medical conditions precipitated by a variety of factors including various allergens, chemicals, harsh soaps/detergents, etc. in combination with a patient’s skin type and immunological status. Irritant contact dermatitis is a skin dermatosis in which allergic agents trigger the immune system or sustain the pathophysiology of this skin disease. Often various types of patients with chronic occupational dermatitis and hand eczemas may be included within this general category of skin dermatoses. While the precipitating factors may vary, a common element of this medical condition is a barrier dysfunction in which either the original lack or acquired lack of sufficient barrier function results in a variety of dermatitis type symptoms. Many of the same types of prescription and non-prescription products are utilized in treating irritant contact dermatitis and this market is believed to be of significant size relative to the atopic dermatitis market discussed previously.

Radiation Dermatitis

It is estimated that 700,000 patients a year develop some degree of radiation dermatitis in the U.S. as the result of radiation therapy. It is an acute phenomenon that correlates with the disruption of the skin’s barrier function. The result is an increase in the risk of infection, discomfort and pain, which in some cases may necessitate the interruption of treatment to allow for healing. This can compromise the final outcome of cancer therapy. We believe that there is no current effective treatment for radiation dermatitis. We believe that EpiCeram® may reduce the incidence and severity of radiation dermatitis and may represent an important new paradigm for therapy for patients by more rapidly restoring a more normal skin barrier function.

Xerotic Skin Conditions

A wide variety of additional xerotic (dry) skin conditions may prove responsive to EpiCeram® therapy. One of these conditions, pruitius associated with End Stage Renal Disease, is estimated to be common among the estimated 400,000 Americans a year who undergo treatment at hemodialysis centers for End Stage Renal Disease. This patient population is growing rapidly (as the baby boomers age) and is expected to reach 600,000 by 2010. It is estimated that as many as 70% of these patients suffer from a severe itch (also known as pruritus). The prevalence of itch increases with deteriorating renal function but does not improve significantly with dialysis. The pruritus is independent of the duration of dialysis or cause of renal failure. Recent research has shown a direct correlation between poor skin barrier function and severe itch. Based on this research, we believe that use of EpiCeram® will repair the defective skin barriers, improve skin texture and reduce itch. We do not believe there is a current effective treatment for this condition.

Should our 510(k) application be approved by the FDA, we will be able to market EpiCeram® for all of the indications listed above. However, there is no assurance that the FDA will agree with our assessment that 510(k) is the appropriate approval path for EpiCeram®. As discussed below under Government Regulation, the FDA may determine that EpiCeram® is a medical device but not substantially equivalent to previously approved devices or it is a new drug. In either case, we would be subject to a more lengthy, expensive approval process that could take several years and cost several million dollars.

NeoCeram®

It is estimated that 72,000 infants a year are born in the U.S under 32 weeks of gestational age. Infants under 32 weeks lack a fully developed skin barrier. Pre-term infants spend an average of 56 days in the neonatal intensive care unit (“NICU”) at a cost of $2,500 per day to the hospitals. Total costs for NICU care of premature infants in the United States is in excess of $11 billion annually. The lack of a fully formed barrier increases the risk of infections (sepsis) and other medical complications due to excessive transepidermal water loss. Pre-term infants who develop sepsis (25%) spend an additional 19 days in the NICU. NICUs receive capitated payments for treating premature infants so any reduction in the length of stay positively affects the institution’s profitability. At present, the standard of care for such infants is to place them in a warmer in a high humidity environment. We believe that if the data shows a significant benefit in the use of NeoCeram® (for example, reduction of length of stay in the NICU or reduction of bacterial infections), then there is the possibility of rapid adoption by the 600 neonatologists in the United States.

As discussed below under Government Regulation, in order to receive marketing clearance under 510(k), we must demonstrate that the FDA has approved products that are substantially equivalent to EpiCeram® and NeoCeram®. Our 510(k) filing refers to several products of similar formulaic composition that have been approved by the FDA under 510(k). What differentiates EpiCeram® and NeoCeram® from these other products is the specific molecular ratio of the three active ingredients which is protected under our licensed patents. We believe it is this specific molecular ratio that contributes to EpiCeram® and NeoCeram® being expected to be shown to be more effective than other competitive products in normalizing the skin barrier.

SALES AND MARKETING

We currently do not have any sales and marketing personnel. We do not anticipate hiring a significant number of sales and marketing personnel unless we choose to commercialize products using an internal salesforce.

COMPETITION

Ceragenins™

The pharmaceutical industry is highly competitive and includes a number of established, large and mid-sized companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. Nearly all of these companies have far greater financial and human resources than we do as well as more experienced management teams. If approved, our prescription drug candidates will compete with a large number of antibiotic, anti-fungal and anti-viral prescription drugs. We expect to compete primarily on the efficacy and safety of our planned products, assuming that one or more of our preclinical new drug candidates is able to successfully complete development as a new topical or systemic antimicrobial drug therapy. However, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive. While the initial in-vitro data generated against a wide variety of infectious agents appears to be promising for selected Ceragenin™ candidates, it is still too early in the development process to be able to assess the likelihood for successful pre-clinical and clinical development of these compounds. Many companies are developing or have recently developed new antibiotic therapies, including Cubist Pharmaceuticals, Inhibitex, Wyeth and others. In addition, several companies are working to commercialize antimicrobial peptides or their analogs as either prescription drugs or antimicrobial coatings, including Polymedix, Helix Biomedical, Demegen and others.

We expect our Ceracide™  coatings to compete primarily with other anti-infective coating technologies designed to reduce the infection rates.  For example, in the urinary and central venous catheter medical device markets, competitive product offerings would include the following products. Competitive products from C.R.Bard such as Bardex IC Foley Catheters with Bacti-Guard® silver and hydrogel coating, Bardex® IC Catheters with a silver hydrogel coating, and Lubri-Sil® Foley Catheter line of silicone cathethers with an antimicrobial and hydrogel coating. Competitive entries from The Kendall Company include their DOVER® 100% Silicone Foley Catheters as well as their DOVER Silver catheters which incorporates OMNION® silver ion technology coupled with a hydrogel coating. Competitive entries from Rochester Medical include their RELEASE-NF® Catheter line which has a nitrofurazone coating. Competitive offerings from Arrow International Inc. include their Gard I and Gard II coatings containing chlorhexidine + silver sulfadiazine. Competitive offerings from Cook Critical Care include their SPECTRUM® line of antimicrobial polyurethane catheters containing minocycline and rifampin. Competitive products from Johnson & Johnson Wound Management Division of ETHICON include its BIOPATCH® antimicrobial dressings coated with chlorhexidine gluconate. The omiganan pentahydrochloride gel under development by Cadence Pharmaceuticals as well as a variety of other new antibiotic or antimicrobial coating based products which may be under development at other firms could also become future competitors.   While we expect to compete based primarily on the greater spectrum of efficacy against infectious agents and longer duration of activity, it is too early to know whether the Ceracide™ coatings under development will be able to be approved for use in target medical device segments of greatest interest and unmet medical needs.

Barrier Repair

We expect to compete on, among other things, the efficacy of our products, the reduction in adverse side effects experienced when compared with certain current therapies, and more desirable patient treatment regimens. Competing successfully will depend on our ability to demonstrate efficacy of our products through clinical trials, our ability to convince opinion leaders and prescribing physicians of the advantages of our products, and having sufficient financial resources to adequately market our products.  In addition, our ability to compete may be affected by our ability to obtain reimbursement from third-party payors. The clearance of EpiCeram® as a 510(k) medical device also limits the type of claims initially associated with the promotion of the product until such time as additional clinical trials have been concluded supporting broader claims – whose outcomes cannot yet be certain.

Although we believe that our product candidates will have favorable features for the treatment of their intended indications, existing treatments or treatments currently under clinical development that also receive regulatory approval may possess advantages in competing for market share.

Our first product, EpiCeram®, is indicated for use to treat xerotic skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis, irritant contact dermatitis, radiation dermatitis, and xerosis. Accordingly, it will compete with well established products such as Elidel® from Novartis AG, Protopic® from Fujisawa, Atopiclair® from Sinclair Pharmaceuticals, MimyX® from Steifel Laboratories as well as a variety of  topical steroids and skin emollients. We believe that EpiCeram® will be very competitive in the market to children under the age of two years with symptoms of eczema (atopic dermatitis), as a result of the limitations established by the FDA for prescribing steroids and immunosupressants to children in this age category.

LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

License Agreement with the Regents of the University of California

We have an exclusive license agreement with the Regents of the University of California (the “Regents”) for barrier repair technology dated June 28, 2000. In connection with the Merger, Ceragenix Corporation was substituted in place of Osmotics Corporation (“Osmotics”) as the licensee under the agreement. The license agreement provides for the world-wide exclusive rights to commercially develop, use and sell therapeutic and cosmetic applications for the barrier repair technology. Under the terms of a Technology Transfer Agreement with Osmotics, we have agreed that Osmotics will retain the license rights for all non-prescription applications. The rights of Ceragenix Corporation under the license agreement are subject to a non-exclusive, irrevocable, royalty-free license to the U.S. Government with the power to grant a license for all governmental purposes. Unless terminated earlier by Ceragenix Corporation for any reason or by the Regents due to Ceragenix Corporation’s breach, the license agreement continues until the date of the date of expiration of the last-to-expire patent licensed under this agreement (2014).

We are obligated to pay the Regents, on an annual basis, the greater of $50,000 or five percent of net sales (as defined in the agreement) of products derived from the barrier repair technology. In addition, the agreement requires us to reimburse the Regents for legal costs associated with patent protection and expansion. Ceragenix Corporation plans on entering into a sublicense agreement with Osmotics to formalize the arrangement agreed to in the Technology Transfer Agreement. We expect that the sublicense agreement will call for Osmotics Corporation to reimburse us for the greater of one-half of the annual license fee (if the minimum fee) or 100% of any royalties resulting from Osmotics product sales or royalties owed under a sub-license Osmotics has with a third party.

License Agreement with the Brigham Young University

We have an exclusive a license agreement with Brigham Young University for the intellectual property rights to CSA technology dated May 1, 2004. In connection with the Merger, Osmotics was removed as a co-licensee and Ceragenix Corporation is now the sole licensee under the agreement. The license agreement provides for the world-wide exclusive rights to develop, use and sell all applications based on the CSA technology for the first 24 months of the agreement. After the first 24 months, the exclusive license extends only to those applications for which we have conducted research or engaged in substantial commercialization efforts, including research or commercialization by strategic partners and sublicensees.  To date, we have conducted research related to the CSA technology for use as an antibiotic, antiviral agent, anticancer agent and antifungal agent. We believe such research meets the application definition to preserve exclusivity under the agreement. Our rights under the license agreement are subject to the right of Brigham Young University and the Church of Jesus Christ of Latter-day Saints and the Church Education System to use the technology for continuing research and non-commercial academic and ecclesiastical uses without cost.

We are obligated to pay Brigham Young University an annual maintenance fee of $50,000 until such time that we obtain FDA or foreign equivalent approval or clearance for a product based on the technology. Once we obtain governmental approval, we will be obligated to pay the greater of a minimum royalty payment or 5% of adjusted gross sales (as defined in the agreement). Minimum royalty payments are $100,000 for the first year after governmental approval, $200,000 after the second year and $300,000 for each year thereafter. Further, we are obligated to pay Brigham Young University annual research and development support fees of $90,000. Additionally, we are required to reimburse Brigham Young University for legal costs related to patent protection and expansion.

We are required to submit an Investigational New Drug Application to the FDA on or before May 1, 2007. In addition, we must have at least one product based on the technology available for commercial sale before January 1, 2008. If we fail to meet the deadlines for FDA application or commercial sale, Brigham Young has the right to terminate the agreement. Unless terminated earlier by Brigham Young University, the license agreement terminates on the date of expiration of the last valid claim of any patent included in the technology (2022).

TRADEMARKS

We believe that trademark protection is an important part of establishing product and brand recognition. We currently have two registered trademarks for EpiCeram®, NeoCeram® and two pending applications for Ceracide™ and Ceragenins™. United States federal registrations for trademarks remain in force for ten years and may be renewed every ten years after issuance, provided the mark is still being used in commerce. However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks and service marks could be impaired.

GOVERNMENT REGULATION

The pharmaceutical industry is subject to regulation by the FDA under the Food, Drug and Cosmetic Act, by the states under state food and drug laws, and by similar agencies outside the United States. In order to clinically test, manufacture, and market products for therapeutic use, we generally must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted. We cannot sell any of our planned products if we do not obtain and maintain government approvals.

Federal, state and international regulatory bodies govern or influence among other things, warning letters, fines injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, initial and ongoing regulation by governmental entities in the United States and other countries is a significant factor in the production and marketing of any pharmaceutical products that we may develop.

We expect that all of our prescription pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them. The nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products. Prescription products can be cleared as either medical devices or new drugs. The clearance process for medical devices is typically shorter and less expensive than for a new drug. Within the medical device category, there are two approval paths; 510(k) or pre-market approval (“PMA”). Typically, the 510(k) path is shorter and less expensive than the PMA. The 510(k) process is an abbreviated approval process. Typically, a 510(k) process does not require clinical studies.

New drug approval generally consists of the following process:

•                  Preclinical Testing. Generally, a company must conduct preclinical studies before it can obtain FDA approval for a new drug. The basic purpose of the preclinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans. The sponsor of these studies submits the results to the FDA as part of an investigational new drug application (“IND”), which the FDA must review before human clinical trials can start.  It generally takes one year to file an IND.

•                  Clinical Trials. Clinical trials are normally done in three distinct phases and generally take two to five years. Phase I trials generally involve administration of a product to a small number of patients to determine safety, tolerance and the metabolic and pharmacologic actions of the agent in humans and the side effects associated with increasing doses. Phase II trials generally involve administration of a product to a larger group of patients with a particular disease to obtain evidence of the agent’s effectiveness against the targeted disease, to further explore risk and side effect issues, and to confirm preliminary data regarding optimal dosage ranges. Phase III trials involve more patients, and often more locations and clinical investigators than the earlier trials. At least one such trial is required for FDA approval to market a branded, or non-generic, drug.

The rate of completion of our clinical trials will depend upon, among other factors, the rate at which patients enroll in the study. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, and the sometimes seasonal nature of certain conditions. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on our business. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval.

•                  Regulatory Submissions. The Food, Drug and Cosmetic Act outlines the process by which a company can request approval to commercialize a new product. After clinical trials of a new product are completed, we must file an NDA with the FDA. The FDA can take between one and two years to review an NDA, and can take longer if significant questions arise during the review process. In addition, if there are changes in FDA policy while we are in product development, we may encounter delays or rejections that we did not anticipate when we submitted the NDA for that product. We may not obtain regulatory approval for any products that we develop, even after committing such time and expenditures to the process. Even if regulatory approval of a product is granted, it may entail limitations on the indicated uses for which the product may be marketed.

Our products will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and market approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement are similar, but not identical, to FDA requirements, and they vary widely from country to country.

Product development and approval within this regulatory framework, and subsequent compliance with appropriate federal and foreign statutes and regulations, takes a number of years and involves the expenditure of substantial resources.

The FDA determines whether a product is a drug or device based on its primary mode of action. If a product is determined to be a device, in order to qualify for the 510(k) process, it must be demonstrated that the product is substantially equivalent to a previously approved device. If a product is determined to be a device, but not substantially equivalent to a previously approved device, then it would be subject to the PMA. A PMA application requires clinical studies and the approval time is longer (typically several years from filing).

We submitted our 510(k) application for EpiCeram® with the FDA in September 2005. This represents the second 510(k) submission we have made for EpiCeram®. We withdrew our previous submission in June 2005 as a result of informal conversations with the FDA. Based on those conversations, we removed certain botanical antioxidants from the formulation of EpiCeram® as we believed the presence of those ingredients was causing concern to the FDA and would subject us to a more lengthy and costly approval path. Consequently, our most recent submission represents a reformulated version of EpiCeram® and one we believe mitigates the FDA’s previous concerns. On November 22, 2005, we received a comment letter from the FDA requesting clarification and/or additional information related to our submission. We filed our response on January 16, 2006. We expect to receive an FDA response by the end of April 2006.

We believe that EpiCeram® is a device based on its primary mode of action. We also believe there are several previously approved devices which are substantially equivalent to EpiCeram®. Accordingly, we believe that the 510(k) application is the appropriate path for approval. However, there is no assurance that the FDA will reach the same conclusion.  We also believe 510(k) is the appropriate approval path for NeoCeram® given the formulaic similarity with EpiCeram®. However, there is no assurance that the FDA will reach the same conclusion.

We believe that the appropriate approval path for Ceracide™ will be as a medical device. Accordingly, depending upon the application, we will seek both 510(k) and PMA clearances. We base this on the guidelines published by the FDA as well as the approval paths followed by other antimicrobial coatings. However, there is no assurance that the FDA will agree with our conclusion. Systemic, topical and inhaled applications of the Ceragenins™ will be considered new drugs by the FDA and require the submission of an IND and NDA.

Manufacturing. The FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of pharmaceutical products before providing approval to market a product. If after receiving clearance from the FDA, we make a material change in manufacturing equipment, location, or process, we may have to undergo additional regulatory review.

We must apply to the FDA to change the manufacturer we use to produce any of our products. We and our contract manufacturers must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes after the initial approval. If, as a result of these inspections, the FDA determines that our (or our contract manufacturers’) equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek sanctions and/or remedies against us, including suspension of our manufacturing operations. If approved, we do not plan on manufacturing any of our products using in-house facilities. Rather, we will outsource the manufacturing to experienced contractors with approved, cGMP facilities.

Post-Approval Regulation. The FDA continues to review marketed products even after granting regulatory clearances, and if previously unknown problems are discovered or if we fail to comply with the applicable regulatory requirements, the FDA may restrict the marketing of a product or impose the withdrawal of the product from the market, recalls, seizures, injunctions or criminal sanctions. In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices.

Pharmacy Boards. We will be required in most states to be licensed with the state pharmacy board as either a manufacturer, wholesaler, or wholesale distributor. Many of the states allow exemptions from licensure if our products are distributed through a licensed wholesale distributor. The regulations of each state are different, and if we become licensed in one state that will not authorize us to sell our products in other states. Accordingly, we will have to undertake an annual review of our license status to ensure compliance with the state pharmacy board requirements. We are currently not licensed with any state pharmacy board.

Fraud and Abuse Regulations. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services has provided guidance that outlines several considerations for pharmaceutical manufacturers to be aware of in the context of marketing and promotion of products reimbursable by the federal health care programs. Effective July 1, 2005, pursuant to a new California law, all pharmaceutical companies doing business in California will be required to certify that they are in compliance with the OIG guidance.

The federal anti-kickback statute places constraints on business activities in the health care sector that are common business activities in other industries, including sales, marketing, discounting, and purchase relations. Practices that may be common or longstanding in other businesses are not necessarily acceptable or lawful when soliciting federal health care program business. Specifically, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit or to offer or pay anything of value for patient referrals, or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or ordering of, any item or service that is reimbursable in whole or part by a federal health care program, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We will seek to comply with the safe harbors where possible.

False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our planned activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

EMPLOYEES

As of March 1, 2006, we had four full-time employees and one part time employee. We do not carry key man life insurance on any of our employees. We are not part of any collective bargaining agreement. There have been no work stoppages and we believe our employee relations are good.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

There are many factors that affect our business and results of operations, some of which are beyond our control. The following section describes important factors that may cause actual results of our operations in future periods to differ materially from the results currently expected or desired and in turn materially affect our future developments and performance. Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty. Due to the following factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

Risks Related to Our Business

Our securities represent a highly speculative investment.

We have not had sufficient capital to fund all of our capital resource needs since our formation, and you cannot assume that our plans will either materialize or prove successful. There is no assurance that our operations will ever produce sufficient revenue to fund our capital resource needs. If our plans are unsuccessful, the price and liquidity of our common stock will be adversely affected.

We require additional financing.

We believe that existing cash on hand, in combination with $1,199,949 in proceeds received from the exercise of warrants subsequent to yearend, will be sufficient to meet our presently anticipated working capital and operating requirements through at least the end of 2006. However, in order to execute our business plan we will have to raise additional capital. There is no assurance that we will be successful in this endeavor. Further, even if we are successful in raising additional capital, it may be on terms that results in substantial dilution to our shareholders. If we are unsuccessful in raising additional capital we may not be able to continue our business operations and our securities may have little or no value.

We cannot predict our future capital needs and we may not be able to secure additional financing.

Our projection of future capital needs is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, our financial resources may not be sufficient to satisfy our future capital requirements. Should these assumptions prove incorrect, there is no assurance that we can raise additional financing on a timely basis or on favorable terms. Further, if we have to accelerate the marketing of our products and/or our research and development efforts or expand our clinical trials, we will need to raise additional capital at an earlier date than anticipated. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Future financings may result in dilution to our shareholders and restrictions on its business operations.

If we raise additional funds by issuing equity or convertible debt securities, further dilution to our shareholders could occur. Additionally, we may grant registration rights to investors purchasing equity or debt securities. Debt financing, if available, may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain necessary additional capital, we may be unable to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

Our anti-infective products are at a very early stage of development

Our Ceragenin™ technology is at a very early stage of development. While we have received encouraging results from testing the technology in vitro, there is substantial additional testing that must take place in animal models and in human clinical trials before we can market a product. Additionally, as of the date of this Report, we have very limited data on toxicity. See Government Regulation. As we progress through the development and approval process of different applications of the Ceragenin™ technology, there are numerous factors that could prevent us from ever generating revenue from the Ceragenin™ technology. Statistically, the vast majority of drug candidates never become approved products. Accordingly, there is no assurance that the Ceragenin™ technology will ever generate revenue for us.

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

We expect that the expansion of our business will place a significant strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the pharmaceutical industry. Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results could be materially adversely affected.

We depend on licenses from others for all of our products.

We have licensed various patents and proprietary technologies owned by third parties under two license agreements. These agreements may be terminated if we fail to perform our obligations under these licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements and filing for certain regulatory approvals by certain dates. Our inability to continue to license these technologies could materially adversely affect our business, prospects, financial condition, and operating results. In addition, our strategy depends on the successful development of these licensed technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to market and sell our products, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Osmotics  will continue to retain and has sublicensed certain rights in the licensed technology.

Osmotics, the former parent company of our subsidiary, Ceragenix Corporation, and our largest stockholder, will continue to retain the rights to non prescription applications of the barrier repair technology licensed from the Regents. While we have entered into a non-compete agreement with Osmotics related to this technology, particularly as to how Osmotics can market their products using the technology, there is no assurance that potential customers will not use Osmotics’ products to treat conditions we will be targeting. Additionally, Osmotics has sublicensed non-prescription rights for this technology to a third party for marketing products in physician offices and medical spas in the United States. While our management team believes that certain changes made in the formulation provides for our product to have superior efficacy over the Osmotics’  and its sublicensee’s products, and prescription status provides a substantial advantage in the ability to sell therapeutic products, no assurance can be given that Osmotics or the sublicensee will not dilute market share from us or render it more difficult to license EpiCeram® to others on the terms we desire.

A substantial number of our outstanding common shares are controlled by one shareholder

Osmotics owns 11,191,768 shares of our common stock and preferred shares that are convertible into an additional 1,000,000 shares of common stock. Osmotics has placed 10,700,000 shares of the common stock and all of the preferred stock into escrow for a planned common stock exchange with their shareholders. The exchange cannot take place until such time that the shares have been registered with the SEC. We are currently prohibited from filing such registration statement with the SEC for a period of six months after the effectiveness of a registration statement registering the shares underlying the Convertible Notes (defined herein). As of the date of this Report, the SEC had not declared such registration statement effective. Additionally, Osmotics may have to file a registration statement to consummate the exchange. Once such shares have been distributed to the shareholders of Osmotics such shares will be freely tradable and could have a depressive effect on the price of our stock. We do not know when the exchange will take place.

Regulation of our products by the United States Food and Drug Administration or other regulatory bodies may be expensive.

Even if our prescription products are approved by the FDA, we may be required to comply with limitations on the indicated uses of the product, or the manner in which, or conditions under which, we may market the product. Failure to comply with regulatory requirements could subject us to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. We also are subject to regulatory requirements imposed by foreign governments applicable to clinical trials and marketing. These requirements vary widely from country to country and could delay introduction of our products in those countries.

Our ability to successfully commercialize our products will greatly depend on the success of our clinical trials.

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials. Pharmacies and other dispensing facilities will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products, without compelling supporting data. While we believe that our products will work quite well for our planned indications, there is no assurance that this will be proven in clinical trials. The failure to demonstrate efficacy in our clinical trials would have a material adverse effect on our business, prospects, financial condition and operating results.

Our failure to convince medical practitioners to prescribe products or use our technologies will limit our revenue and profitability.

If we fail to convince medical practitioners to prescribe products using our technologies, we will not be able to sell our products or license our technologies in sufficient volume for our business to become profitable. We will need to make leading physicians aware of the benefits of products using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to prescribe products using our technologies for their patients. Failure to convince medical practitioners to prescribe our products will damage our commercialization efforts and would have a material adverse effect on our business, prospects, financial condition and operating results.

If we lose the support of our key scientific collaborators, it may be difficult to establish products using our technologies as a standard of care for various indications, which may limit our revenue growth and profitability.

We have established relationships with leading scientists around the world. We have formalized certain of these relationships by establishing a scientific advisory board. We believe that such relationships are key to establishing products using our technologies as a standard of care for various indications. We have entered into consulting agreements with our scientific advisory board members, but such agreements provide for termination with 30 days notice. Additionally, there is no assurance that our current research partners will continue to work with us or we will be able to attract additional research partners. The inability to maintain and build on our existing scientific relationships could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to successfully manufacture Ceragenins™ and Ceracide™ in commercial quantities

To date, we have only produced CSA compound in laboratories. We do not know whether we will be able to produce quantities sufficient for commercial use in a GMP manufacturing facility. Additionally, we do not know whether we will be able to successfully bind Ceracide™ coatings to commercial medical devices. If we cannot manufacture these compounds in commercial quantities, or we cannot bind Ceracide™ to commercial medial devices, it could have a material adverse effect on our business prospects.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•                  Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products in the United States, the EU, Japan and other territories, which may result in greater physician awareness of their products as compared to ours.

•                  Information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share.

•                  Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our products.

•                  The price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues.

•                  Our revenues may diminish if third-party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

If any of our future marketed products were to become the subject of problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

If any of our current or future marketed products become the subject of problems, including those related to, among others:

•                  efficacy or safety concerns with the products, even if not justified;

•                  unexpected side-effects;

•                  regulatory proceedings subjecting the products to potential recall;

•                  publicity affecting doctor prescription or patient use of the product;

•                  pressure from competitive products; or

•                  introduction of more effective treatments;

our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product, our revenues would significantly decline.

If we do not receive adequate third-party reimbursement for the sales of our products, we may not be able to sell such products on a profitable basis.

Sales of our products will depend, in part, upon the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar reimbursement sources, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Such third-party payors continue to aggressively challenge the prices charged for healthcare products and services. Additionally, federal and state governments have prioritized the containment of healthcare costs, and drug prices have been targeted in this effort. If these organizations and third-party payors do not consider our products to be cost-effective, they may not reimburse providers of our products, or the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Although we have potential products that appear to be promising at early stages of development and in pre clinical trials, none of our potential products may reach the commercial market for a number of reasons.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drugs or devices that we can commercialize. It is possible that our potential products may never reach the market for a number of reasons. They may be found to be toxic,  ineffective or may cause harmful side-effects during pre-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured on a commercial scale basis and, therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We have a number of product candidates in various stages of development but do not expect the majority of them to be commercially available for a number of years, if at all.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.

We will face significant competition from industry participants that are pursuing similar products and technologies that we are pursuing and are developing pharmaceutical products that are competitive with our planned products and potential products. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, products or processes becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy we are developing may limit the product’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

Our reliance on third parties, such as clinical research organizations, may result in delays in completing, or a failure to complete, clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage clinical research organizations to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. If we engage clinical research organizations to help us obtain market approval for our drug candidates, many important aspects of this process have been and will be out of our direct control. If the clinical research organizations fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidates.

Our planned reliance on third party manufacturers may result in production or shipping delays.

We intend to rely on third party manufacturers to produce our commercial products. These third party manufacturers also provide services to other entities. Accordingly, we will have little, if any, control over production and shipping schedules and we will be competing with other parties for these services. If the third party manufacturers do not have sufficient capacity, or for any other reason, the production and shipment of our products is delayed it could cause our customers to be dissatisfied. In the event that our customers become dissatisfied due to production or shipping delays, it could have an adverse affect on our operations, liquidity and business prospects.

We may rely on third parties to market our products.

We currently plan on licensing our planned products to third parties and/or utilizing third parties to market our planned products. In such cases, the amount of revenue we receive will be dependent upon the success of such third parties. In all likelihood, our products will not be the only products sold or marketed by such parties and they may not devote the necessary resources to successfully sell our products. Accordingly, these arrangements may result in our products not reaching their full revenue potential which could have an adverse affect on our operations, liquidity and business prospects.

The use of any of our potential products in clinical trials and the sale of any approved products exposes us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. A number of patients who participate in trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development, could generate adverse publicity regarding our product, and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.

Our future success depends, in part, on the continued service of our management team.

Our success is dependent in part upon the availability of our senior executive officers and our scientific advisors. The loss or unavailability to us of any of these individuals or key research, development, sales and marketing personnel, particularly, if lost to competitors, would have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.

If other companies claim that we infringe on their intellectual property rights, we may be subject to costly and time-consuming litigation and delays in product introduction.

Our processes and potential products may conflict with patents that have been or may be granted to competitors, academic institutions or others. As the biotechnology and pharmaceutical industries expand and more patents are filed and issued, the risk increases that our product candidates may give rise to a declaration of interference by the U.S. Patent and Trademark Office, to administrative proceedings in foreign patent offices or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. If any of these actions were successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology that may not be available to us on acceptable terms, if at all. Any litigation, regardless of the outcome, could be extremely costly to us.

If we default on the terms of our debt, our lenders could foreclose on our assets and force us out of business.

In November 2005, we sold an aggregate of $3.2 million in secured convertible notes, which are due in 2007. Our obligation to repay the convertible notes is secured by a first lien on all of our assets, including all of our intellectual property rights and intellectual property licenses. If we are unable to make timely payment of principal or interest on these notes, or if we default on any of the covenants or other requirements of our loan agreements, our lenders will be able to foreclose on our assets by which their loans are secured. Such foreclosure would likely force us out of business.

The existence of outstanding convertible notes, options and warrants may impair our ability to raise capital.

At December 31, 2005, there were 10,733,634 shares of common stock issuable upon conversion of notes and exercise of outstanding options, preferred stock and warrants at an average exercise price of $2.24. During the life of the notes, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period the notes, options, warrants are outstanding may be adversely affected and the existence of the notes, options and warrants may have an effect on the price of our common stock. The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

There are trading risks for low priced stocks.

Our common stock is currently traded in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. As a consequence, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ, subject to certain additional requirements, and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three (3) years, or (iii) average annual revenue of at least $6,000,000, for the last three (3) years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

If our securities are not quoted on NASDAQ and meet the additional requirements, or we do not have $2,000,000 in net tangible assets, trading in our securities will be covered by Rules 15g-1 through 15g-9 promulgated under the Exchange Act for non-NASDAQ and nonexchange listed securities. Under such rules, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to this transaction. Securities are exempt from these rules if the market price of the common stock is at least $5.00 per share.

We will have broad discretion to allocate any proceeds we receive from the exercise of warrants. We cannot guarantee that the monies received will improve our operations.

The monies that we may receive from the exercise of the warrants have been allocated generally to provide working capital for operations. As such, we will use funds as they are received for such purposes and in such proportions as we deem advisable. While we will apply the proceeds in a manner consistent with our fiduciary duty and in a manner consistent with our best interests, we cannot assure you that the monies received will result in any present or future improvement in our results of operations.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales, or the prospect of future sales, of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. As of December 31, 2005, 14,921,878 shares of our common stock were issued. Of these shares, 11,427,961 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three-month period, a number of shares that:

•                  Does not exceed the greater of one percent of the total number of outstanding shares of the same class; or

•                  If the common stock is quoted on Nasdaq or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

A person who presently is not and who has not been one of our affiliates for at least three months immediately preceding a sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell these shares under Rule 144 without regard to any of the volume limitations described above. We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time-to-time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Our ability to issue additional securities without shareholder approval could have substantial dilutive and other adverse effects on existing stockholders.

We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution to stockholders. In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval. As of December 31, 2005, we had outstanding options exercisable to purchase up to 3,388,750 shares of common stock at a weighted average exercise price of $1.50 per share, and outstanding warrants exercisable to purchase up to 4,733,908 shares of common stock at a weighted average exercise price of $2.47 per share. Exercise of these warrants and options could have a further dilutive effect on existing stockholders and you as an investor.

Our corporate charter makes certain limitations on director liability.

Our Articles of Incorporation provide, as permitted by Delaware law, that our directors shall not be personally liable to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against directors. In addition, our Certificate of Incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

Members of our management have conflicts of interest.

Our directors, are, or may become in their individual capacity, officers, and directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, they may develop conflicts of interest including, among other things, time, effort, and corporate opportunity, involved in participation with such other business entities. The amount of time that our directors will devote to our business will be limited. Additionally, certain officers and directors are also directors of

Osmotics, our largest shareholder and a company that may compete with some of our planned products. It is also possible that Osmotics may have interests that are in conflict with our best interests. Furthermore, the Chief Executive Officer of Osmotics is the spouse of our Chairman and Chief Executive Officer.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

EXECUTIVE OFFICERS OF THE COMPANY

The following table shows information about our executive officers as of March 1, 2006.

Name	Age	Position	Director/Officer Since
Steven S. Porter	56	Chief Executive Officer, Chairman and Director	2005
Jeffrey Sperber	41	Chief Financial Officer and Director	2005
Dr. Peter Elias	64	Chief Scientific Officer	2005
Carl Genberg	54	Senior Vice President	2005
Russell L. Allen	59	Vice President of Corporate Development	2005

Steven S. Porter has served as Chief Executive Officer and Chairman since May 2005. Prior to joining our company, he served as Chief Executive Officer and Chairman of the Board of Osmotics from its inception in August 1993 until May 2005. He continues to serve as a director of Osmotics Corporation. He has served as Chief Executive Officer and Chairman of Ceragenix Corporation since February 2002. In January 1986, Mr. Porter and two other individuals founded GDP Technologies, Inc. (GDP), a medical imaging company, completing major strategic partnerships with Olympus Optical, Japan, GE Medical and Bruel & Kjaer, Denmark. From that time until August 1993, Mr. Porter served as Executive Vice President of GDP. Prior to 1986, Mr. Porter was the National Sales Manager for Protronyx Research, Inc., a large-scale scientific computer systems company, working with the United States Department of Energy, United States Department of Defense, Boeing and the National Security Agency. Mr. Porter has a Bachelor of Arts degree in Economics from UCLA.

Jeffrey Sperber has served as Chief Financial Officer since May 2005. Prior to joining our company, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005. He has served as Chief Financial Officer of Ceragenix Corporation since June 2004. From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation. From March 2001 through January 2004, Mr. Sperber served as the Vice President-Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000. From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi-family housing communities. At USOL, Mr. Sperber led a successful public offering of USOL’s common stock. From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele-Communications, Inc., (subsequently acquired by Comcast). From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities. From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado. Mr. Sperber received a CPA license in the State of Colorado, which has since expired.

Dr. Peter Elias has served as Chief Scientific Officer since May 2005. Dr. Elias has served as Ceragenix Corporation’s Chief Scientific Officer since May 2004. From 1975 through 2003, Dr. Elias was a Professor of Dermatology at the University of California, San Francisco where he most recently served as the Vice-Chairman of the Department of Dermatology. Between his tenure at the University of California and joining Ceragenix Corporation, Dr. Elias worked as an independent consultant and advisor. Dr. Elias has published over 400 papers and has received numerous honors, awards and professional appointments as a result of his expertise in the field of dermatology. Dr. Elias received his B.A. from Stanford University and his M.D. and M.S. from the University of California, San Francisco.

Carl Genberg has served as Senior Vice President of Research and Development since May 2005. Prior to joining our company, he served as Senior Vice President, Research and Development and Business Development of Osmotics Corporation from August 1999 until May 2005. He served as President of Ceragenix Corporation from February 2002 through December 2004 and as Senior Vice President of Research and Development since January 2005. Mr. Genberg has an extensive background in licensing and product development. From 1989 to 1999, Mr. Genberg served in a variety of executive capacities with Neuromedical Systems, Inc., and its regional licensees, Cytology West, Inc. and Papnet of Ohio, Inc., medical imaging companies that applied artificial intelligence to the analysis of pathology samples. Neuromedical Systems was a venture funded company whose major investor was Goldman Sachs Limited Partners Fund and which undertook an IPO in 1996 that raised over $100 million dollars. Mr. Genberg was instrumental in the design of Neuromedical Systems’ FDA clinical study and the recruitment of key clinical investigators. He has a Bachelor of Science Degree in Life Sciences from Cornell University and a Juris Doctor from the Ohio State University College of Law. Mr. Genberg filed a Chapter 13 Petition in May of 2004.

Russell L. Allen was appointed as our Vice President of Corporate Development in June 2005. Prior to joining our company he worked as an independent consultant. Previously, he served from 2002 to 2004 as Senior Vice President Corporate Development for Cellular Genomics Inc., a private drug discovery biopharmaceutical firm. From 1997 to 2001 he served as Vice President Corporate Development and Strategic Planning at Ligand Pharmaceuticals, where he was responsible for concluding a wide variety of business development transactions including major strategic alliances with pharmaceutical firms. Between 1985 and 1996, Mr. Allen held senior positions with Sanofi Winthrop (including preceding corporate entities Sterling Winthrop and Eastman Pharmaceuticals), including being General Manager for Central American pharmaceutical operations and holding Vice President and Director level positions in business development and strategic planning. Prior experience includes 10+ years of marketing and business development related positions with Bristol-Myers Squibb and Procter & Gamble in Rx, OTC, and nutritional products. Mr. Allen received his B.A. from Amherst College and his MBA from the Harvard Graduate School of Business Administration. Mr. Allen also serves on the Board of Directors of IBEX Technologies, Inc. (TSX.IBT).

Item 2.                                   Properties

We are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202. Our telephone number is (720) 946-6440. We currently utilize office space provided by Osmotics, our largest shareholder, pursuant to a shared services agreement under which we pay Osmotics $5,000 per month for office space and certain administrative services. The shared services agreement expires on December 31, 2006. The shared services agreement is renewable upon the mutual agreement of us and Osmotics.  We believe that our facility is adequate for its intended purpose and we do not plan any significant investment in additional facilities during the next year.

Item 3.                                   Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.                                   Submission of Matters to a Vote of Security Holders

On October 3, 2005, an action in lieu of a meeting was taken by our majority shareholder, Osmotics, approving the sale of Global Alaska Industries, Inc.

PART II

Item 5.            Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF OUR COMMON STOCK

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 3, 2004. Prior to June 27, 2005, our trading symbol was “OSCE.” On June 27, 2005, to reflect our new name, our trading symbol was changed to “CGXP”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from February 3, 2004 through December 31, 2005.

	Bid		Ask
	High	Low	High	Low
2004 Fiscal Year
Feb – Mar 2004	$0.30	$0.00	$1.01	$0.00
Apr – June 2004	$1.20	$0.30	$1.75	$0.70
July – Sept 2004	$1.02	$0.30	$1.75	$0.70
Sept – Dec 2004	$1.10	$0.55	$1.15	$0.55
2005 Fiscal Year
Jan – March 2005	$2.78	$0.81	$2.78	$0.91
Apr – June 2005	$4.15	$2.78	$4.30	$3.00
July – Sept 2005	$4.02	$1.02	$4.06	$1.25
Sept – Dec 2005	$2.50	$1.50	$2.52	$1.55

The bid and ask prices of our common stock as of March 20, 2006 were $3.65 and $3.70, respectively, as reported on the Bulletin Board. The Bulletin Board prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of March 20, 2006, there were approximately 800 record owners of our common stock.

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future, other than those required to the holders of our Series A Preferred Stock. Future cash dividends, if any, will be determined by our board of directors.

Item 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology. Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company has been classified as a development stage enterprise. All of our planned products require marketing clearance from the U.S. Food and Drug Administration (“FDA”). To date, we have not received clearance to market any products. Accordingly, through December 31, 2005, we had no historical revenue.

CERTAIN EVENTS DURING 2005

In January 2005, we signed a letter of intent to acquire Ceragenix Corporation, a privately held, development stage biopharmaceutical company.

In April 2005, we completed a private offering of 6% convertible debentures (the “Debentures”) raising approximately $2.2 million in gross proceeds. Each Debenture accrued interest at the rate of 6% per annum and was due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures were convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The Debentures were mandatorily convertible in the event that a registration statement underlying the common shares was declared effective by the Securities and Exchange Commission and the closing price of the common stock exceeded $2.00 per share for 10 consecutive trading days. In addition, for every $2.00 in Debentures sold in the offering, each investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $4.00 per share (the “Debenture Warrants”). The Debenture Warrants are redeemable by the Company for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days. We sold the Debentures in order to fund the activities of Ceragenix Corporation.

In May 2005, we consummated the merger with Ceragenix Corporation, whereby we acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, we issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock, warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of our issued and outstanding common stock on the date of the Merger. Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, is now our largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition.

In June 2005, we withdrew our 510(k) submission for EpiCeram® as a result of informal conversations with the FDA. Based on those conversations, we removed certain botanical antioxidants from the formulation of EpiCeram® as we believed the presence of those ingredients was causing concern to the FDA and would subject us to a longer and costly approval path.

In June 2005, our Board of Directors authorized management to sell the assets of Global Alaska Industries, Inc.

(“GAI”), our subsidiary operating in the distribution of supplies to licensed bingo operators in the State of Alaska. This was our primary business up until the time we completed the Merger. The Board concluded that operating two unrelated businesses was confusing to shareholders, analysts and potential investors and such confusion was detrimental to our ability to raise additional capital, create an active trading market for our common stock and increasing shareholder value. These issues were exacerbated by the withdrawal of our EpiCeram® submission and, as a direct result, an investment banker expressing a lack of confidence in being able to consummate a financing transaction on terms agreeable to the Company. Accordingly, the Board decided to sell GAI in order to facilitate a financing transaction for the pharmaceutical business. The Board determined that the future prospects of the pharmaceutical business represented a better opportunity than those of the bingo supply business.

In June 2005, our shareholders approved changing our name to Ceragenix Pharmaceuticals, Inc.

In June 2005, data was presented at the National Foundation for Infectious Disease’s annual meeting on Antimicrobial Resistance in Bethesda, Maryland showing the results of two in-vitro studies which examined the activity of our lead Ceragenin™ compound — CSA-13 — against (1) vancomycin-resistant infections, including vancomycin-resistant staphylococcus aures (VRSA) and vancomycin-resistant enterococci (VRE); and (2) tobramycin-resistant pseudomonas infections in clinical isolates from patients with cystic fibrosis. The first poster presentation demonstrated that CSA-13 had excellent activity against all strains of VRSA and all but one strain of VRE. Minimum inhibitory concentration (MIC) values against the three strains of fully resistant VRSA were all under 0.25 micrograms/ml and the same values were obtained against vancomycin intermediate resistant strains (VISA). MIC values against vancomycin-resistant faceium strains were all under 0.5 micrograms/ml. The second poster presentation presented data on CSA-13’s in-vitro efficacy against strains of pseudomonas infections isolated from cystic fibrosis patients that are highly resistant to Tobramycin, the antibiotic commonly used to treat such infections. Persistent pseudomonas infections are the leading cause of morbidity and mortality in patients with cystic fibrosis. CSA-13 was tested against a standard strain of pseudomonas and strains obtained from cystic fibrosis patients that ranged from moderate resistance (MIC values of 4 to 20 micrograms/ml), as well as highly resistant Tobramycin strains (MIC values over 80 micrograms/ml). CSA-13 showed potent activity against all strains with MIC values ranging from 0.8 micrograms/ml to 3 micrograms/ml.

In July 2005, we sold 75,000 shares of common stock and three year warrants to acquire 75,000 shares of our common stock at $2.00 per share for $150,000 to an individual investor in a private transaction.

In September 2005, we submitted a revised application with the FDA seeking marketing clearance of our first commercial product, EpiCeram®, a topical cream that will be marketed to treat various skin disorders all characterized by a disrupted barrier function. The formulation of EpiCeram® was revised based on our previous communications with the FDA.

In September 2005, we entered into an agreement to sell 100% of our ownership in GAI to an unaffiliated third party (controlled by two of our shareholders, who collectively, own less than 5% of our common stock). Under terms of the agreement, the purchaser paid us $100 and assumed all assets and liabilities of GAI. At September 30, 2005, the liabilities of GAI exceeded its assets by approximately $1.5 million. The transaction was approved by our majority shareholder in October 2005. The effective date of the transaction was September 30, 2005 and we expect the transaction to close in April 2006.

In November 2005, an aggregate of $2,113,500 in outstanding principal and $88,054 in accrued and unpaid interest due and owing under the Debentures became subject to mandatory, automatic conversion into shares of our common stock at a conversion price of $1.00 per share.

In November 2005, we sold in a private transaction to four accredited investors an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share. In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share. We realized net proceeds from this offering of approximately $2.9 million

In December 2005, five poster presentations were made at the annual Interscience Conference of Antimicrobial Agents and Chemotherapy (“ICAAC”) demonstrating that CSA-13 showed an excellent microbiology profile in laboratory studies against vancomycin resistant staph aureus (“VRSA”), vancomycin intermediate resistant staph aureus strains (“VISA”), vancomycin resistant erterococci (“VRE”), community associated methicillin-resistant staph aureus (“CA-MRSA”) and hospital acquired MRSA, as well as key gram negative pathogens such as pseudomonas aueroginosa and E. Coli, and bioterrorism surrogate strains for anthrax, listeria and plague. Further, in vitro data was presented showing our antimicrobial device coating, when challenged in separate experiments by high levels of staphylococcus aureus and E. Coli, was highly effective in completely preventing bacterial colonization on titanium surfaces and in eradicating the bacteria in the surrounding fluid.

CRITICAL ACCOUNTING POLICIES

Management has identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Anticipated Revenue Recognition

While we have not recognized revenue to date, we anticipate generating revenue from product sales and licensing agreements;

Product sales — We will recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We will recognize product revenues net of revenue reserves which consist of allowances for discounts, returns, rebates and chargebacks.

License agreements — We will collect royalties under third-party license agreements based on their sales. We will recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in the quarter in which we can reasonably estimate the royalty. We will recognize non-refundable up-front license fees over the life of the license agreement. We will recognize non-refundable milestone payments as earned based on the performance requirements of the contract.

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

Beneficial Conversion Feature of Debt

In accordance with EITFs 98-5 and 00-27, we recognize the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert the debt into common stock at a price per share that was less than the trading price to the public on the day the loan was made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of the related debt.

Goodwill

Goodwill is tested for impairment at least annually, or when changes in circumstances indicate an impairment might exist. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We had one reporting unit with goodwill as a result of the Merger. Significant management judgment is required in determining both whether an impairment exists and if necessary, the fair value of the reporting unit. As discussed further in Note 5 to the consolidated financial statements, during 2005, management concluded that the goodwill recorded in connection with the Merger exceeded the fair value of the reporting unit.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Licensing Fees

We pay licensing fees under two licensing agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for cationic steroid technology). Licensing fees for the year ended December 31, 2005 increased by $195,403 or 131% compared to the prior year. Included in 2005 licensing fees is an adjustment in the amount of $179,082 related to the capitalization of a one time payment obligation to Brigham Young University during 2004. During the fourth quarter of 2005, we determined that the amount that had been previously capitalized as Licensed Technology Costs should have been expensed as a period cost. Management evaluated this matter in the context of Staff Accounting Bulletin No. 99 – “Materiality” and determined that the error was not material to previously issued financial statements. As a result, we recorded an adjustment of $179,082 to expense the unamortized balance. Excluding this adjustment, 2005 licensing fees approximated those for the year ended December 31, 2004.

Testing and Development

Testing and development expense consists of fees paid or owed to various third parties, primarily labs and research institutions for testing our technologies. Testing and development costs for the year ended December 31, 2005 increased by $119,947 or 118% compared to the prior year.  Included in 2005 testing and development costs is a non cash charge of $156,700 for the issuance of stock options to a scientific collaborator. Excluding this charge, testing and development costs decreased by $36,753 between years. The decrease is primarily due to a specific test that took place during 2004 that did not occur during 2005. We expect that testing and development costs will increase in 2006 as we plan to conduct small clinical trials to support the marketing of EpiCeram® and additional pre clinical testing of our CSAs. Further, in 2006, we expect to commence activities necessary to file an IND during 2007.

General and Administrative

General and administrative expenses increased by $1,310,995 or 236% for the year ended December 31, 2005 compared to the prior year. The increase in general and administrative expenses was primarily due to increased investor relations, payroll and related costs and professional services. Included in investor relations are non cash charges of $424,125 for common stock issued for services. Payroll and related costs increased primarily due to additional full time equivalents during 2005. Professional services increased as a result of the Company becoming a publicly traded company during 2005. Excluding the non-cash charges, we expect that general and administrative expenses will increase during 2006 primarily as a result of increased payroll and related costs.

Depreciation

Depreciation expense was not material to the years ended December 31, 2005 or 2004.

Loss From Operations

As a result of the factors described above, the loss from operations for the year ended December 31, 2005 increased by $1,627,218 compared to the prior year.

Other Expense

Other expense increased by $2,425,125 for the year ended December 31, 2005 compared to the prior year. The increase in other expense between years is the result of an increase in interest expense of $2,669,105 between periods. The increase in interest expense resulted from amortization of the discount associated with the convertible debentures and notes, amortization of the placement costs associated with the convertible debentures and notes, interest expense associated with the convertible debentures and notes, and imputed interest expense associated with the note payable to Osmotics and the obligation due under the license agreement with BYU. Other than the BYU obligation, all of the other debt instruments were not outstanding during the prior year. The increase in interest expense was partially offset by gains in value of derivative liabilities of $243,980 resulting from marking to market the fair value of our derivative liabilities.

Discontinued Operations

For the year ended December 31, 2005, we recorded a loss from discontinued operations of $7,697,089. Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill resulting from the Merger to its estimated fair market value and a loss on the disposal of assets held for sale of $28,493. See Note 5 to the Consolidated Financial Statements.

Net Loss

As a result of the factors described above, the net loss increased by $11,749,432 for the year ended December 31, 2005 compared to the prior year.

Preferred Stock Dividends

During the year ended December 31, 2005, we recorded $225,161 of preferred stock dividends related to our Series A Preferred Stock. There was no dividend bearing securities outstanding during the prior year.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $11,974,593 for the year ended December 31, 2005 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in February 2002, Ceragenix Corporation has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from Osmotics, and proceeds from the sale of convertible debt securities, to fund its operations. See management’s financing plans under “Outlook” below.

Operating Activities

As of December 31, 2005, we had $2,459,341 of cash and cash equivalents. During the year ended December 31, 2005, $1,430,481 of cash was used in operating activities which primarily consists of cash operating expenses. As previously noted, since our inception, we have not generated revenue and accordingly have not generated cash flow from operations. Our ability to generate revenue is dependent upon receiving marketing clearance from the FDA and the successful commercialization of our planned products. We currently plan on licensing the rights to the atopic dermatitis (eczema) market to a third party. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us as well as the possibility of future milestone and royalty payments. Such cash flow would be applied towards underwriting our ongoing development activities. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party or whether such an agreement will result in payment to us during 2006. Any amounts paid to us under such agreement will not be sufficient to fully underwrite our ongoing development activities and we will require significant additional funding.

Investing Activities

Cash flows of $1,070,842 was provided by investing activities during the year ended December 31, 2005, representing $1,148,091 of cash assumed in the Merger partially offset by capitalized Merger costs and the purchase of property and equipment. We have no commitments for any capital expenditures nor do we expect any material capital purchases during 2006.

Financing Activities

During the year ended December 31, 2005, $2,971,611 of cash was provided by financing activities primarily resulting from $2,842,167 received through the sale of convertible notes, $925,000 in borrowings under a secured note agreement with OnSource prior to the Merger and the sale of common stock which netted proceeds of $150,000 offset by $958,830 in payments made to Osmotics under a promissory note agreement (see discussion below).

We have three significant debt obligations as of December 31, 2005; convertible notes, a promissory note to Osmotics, and an obligation to BYU under our license agreement. Each of these is discussed further below.

Convertible Notes

In November 2005, we sold in a private transaction to four accredited investors an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share. In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share.

The convertible notes accrue interest at the rate of 10% per annum payable quarterly. Accordingly, we will have an annual interest obligation of $320,000. The first interest payment shall be payable on the sooner of 120 days after the issue date (March 28, 2006), or five business days after the effective date of a registration statement registering the underlying common shares. Such registration statement was filed with the SEC on December 23, 2005. Provided that we are not in default, we may pay up to one half of our interest obligation in registered free-trading shares of our common stock with an attributed value per share equal to 85% of the volume weighted average price of our common stock as reported by Bloomberg L.P. for the five consecutive trading days ending on the trading day preceding the date interest is due to be paid. We have made no determination as to how much, if any, of the interest obligation we will pay in common stock.

Events of default include failure to pay principal or interest in a timely manner, a breach of a material covenant not cured within 10 days of written notice, a breach of any material representations and warranties, the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent, a money judgment filed against us in excess of $75,000, bankruptcy, a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days. Additionally, in the event that the SEC fails to declare effective a registration statement registering the underlying common shares by March 28, 2006, we will be required to pay the holders liquidated damages equal to 2% of the Convertible Notes ($64,000) each 30 day period the shares remain unregistered.

The notes are repayable, principal and outstanding accrued interest, on November 28, 2007. The notes contain a clause whereby we can force the note holders to convert their notes into common shares in the event that; 1) we have not been in default; 2) our registration statement registering the underlying common shares has been declared effective by the SEC and 3) the closing bid price of our common stock has been at least $4.10 per share for 20 consecutive trading days. However, the notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion.

Promissory Note - Osmotics

We have issued to Osmotics a promissory note (the “Promissory Note”). As of December 31, 2005, the outstanding balance was $241,170. Pursuant to the terms of the Promissory Note, as amended, principal payments shall be made from time to time as requested by Osmotics, however, the Promissory Note must be repaid in full by December 31, 2006. The Promissory Note also bears interest at an annual rate of 6%. Accrued interest under this obligation is to be paid in connection with the final principal payment.

Licensed Technology Obligation-BYU

Under the terms of a license agreement, we are obligated to pay Brigham Young University $269,548 within 60 days from us receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We expect that such payment will be payable on May 1, 2006. We expect to make payment from existing cash on hand.

Preferred Dividend Obligation

In addition to the debt agreements described above, pursuant to our Series A Preferred Stock, we are obligated to pay dividends upon the Company raising at least $5,000,000 million in gross equity proceeds on a cumulative basis subsequent to the issuance of the Series A Preferred Stock (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The Series A Preferred Stock accrues an annual dividend of $240,000. The First Dividend is payable in cash while all subsequent dividends are payable in either cash or stock at our option. As of December 31, 2005, we had raised $3,350,000 in cumulative funding since issuing the Series A Preferred Stock.  Proceeds received from the exercise of common stock purchase warrants count towards the $5,000,000 threshold. Accordingly, if we receive $1,650,000 in warrant proceeds (see discussion below) we will be required to make the First Dividend payment.

Outlook

As of December 31, 2005 we had cash and cash equivalents of $2,459,341. Additionally, subsequent to yearend and through the date of this Report, we received $1,199,949 in proceeds from the exercise of stock purchase warrants. Based on our operating plan, management believes that existing cash on hand combined with the warrant proceeds received, will be sufficient to fund our planned activities through at least the end of 2006.  However, we will need to raise additional capital to fully execute our business plan. The amount of capital we will require depends greatly on the commercialization strategy employed for EpiCeram® and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

We are evaluating two alternative strategies for the commercialization of EpiCeram®; directly marketing through a contracted sales team or licensing the product to a third party. Our current plan is to license the atopic dermatitis applications (eczema) to a third party and we are currently in dialog with several parties in this regard. We believe that should we consummate a licensing agreement for EpiCeram®, it would result in an up front cash payment along with the possibility of future milestone and royalty payments. Accordingly, in this scenario, EpiCeram® should generate positive cash flow for us which could be used to partially finance the development activities of our Ceragenin™ technology which is consistent with our strategic objectives. However, there is no assurance that we will be successful in consummating a license agreement and, if successful, payments under such agreement will not be sufficient to fully fund the development of our Ceragenin™ technology.

If we fail to consummate a license agreement, we will field a contract sales force to directly market the product. Directly marketing EpiCeram® will require resources to hire contract sales personnel, manufacture product samples, produce and distribute marketing materials, conduct clinical trials to support marketing efforts, engage in various promotional activities and hire and retain additional management and support personnel. Management estimates that it may require approximately $7 million to $10 million over the next 12 months to commercialize EpiCeram® through a contract sales force. Accordingly, we could not commercialize EpiCeram® on our own without raising additional capital.

We are also pursuing development of our Ceragenin™ technology. As discussed in Note 11 to the financial statements, the underlying license agreement requires us to file an IND with the FDA by May 1, 2007, which management expects to cost approximately $1.0 million. While we currently plan on licensing most applications of the technology, management believes that it will be necessary to engage in further testing and development activities in order to generate sufficient data to license the technology. Our current business plan calls for us to spend approximately $.6 million to $1.8 million in development activities during 2006. However, the actual amount spent will greatly depend on our ability to raise additional capital or generate cash flow from a license agreement for EpiCeram®.

As described above, in order to execute our business strategy, we will require additional funding. We currently plan on raising between $8 million and $15 million during 2006 in the form of equity or convertible debt. The proceeds would be used to expand and accelerate the development activities of our Ceragenin™ technology and general corporate purposes. We believe these proceeds should be sufficient to fund our currently planned activities through at least the end of 2007. If we do not receive sufficient funding on a timely basis, it could have a material adverse affect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to us and our shareholders.

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations at December 31, 2005, which require future cash flows:

Contractual Obligations	Less Than 1 Year	2-3 years	4-5 years	Over 5 years	Total

Convertible notes	$—	$3,200,000	$—	$—	$3,200,000
Promissory note	241,170	—	—	—	241,170
License agreements	459,548	380,000	380,000	1,835,000	3,054,548
Shared services agreement	60,000	—	—	—	60,000
Clinical testing obligations	40,001	—	—	—	40,001
Preferred stock dividends*	480,000	240,000	—	—	720,000
Purchase commitments	73,625	—	—	—	73,625
	$1,354,344	$3,820,000	$380,000	$1,835,000	$7,389,344

*Assumes First Dividend payment will be for approximately 24 months of dividends.

OFF-BALANCE SHEET ARRANGEMENTS

                                                We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include grants of employee stock options. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires companies to recognize all stock-based payments to employees in the financial statements based on their fair values. SFAS 123R is effective for all interim or annual periods that begin after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption plans.

Under the retroactive options, we may restate prior periods either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that we record compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented. We expect to utilize the prospective method of adoption. Further, we believe that the requirements of SFAS 123R will have a material impact on our results of operations and earnings per share.

Item 7.                                   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(A development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

AND INCEPTION THROUGH DECEMBER 31, 2005

CONTENTS

Consolidated Financial statements for the years ended December 31, 2005 and December 31, 2004 and inception (February 20, 2002) through December 31, 2005:
Report of independent registered public accounting firm
Balance sheet
Statements of operations
Statements of stockholders’ equity (deficit)
Statements of cash flows
Notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Ceragenix Pharmaceuticals, Inc. and subsidiary (a development stage enterprise) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2005 and the period from February 20, 2002 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceragenix Pharmaceuticals, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 and the period from February 20, 2002 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States.

GHP Horwath, P.C.

Denver, Colorado

February 17, 2006, except for the second paragraph of Note 2 as to which the date is March 22, 2006

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$2,459,341
Prepaid expenses and other	174,680
Total current assets	2,634,021

Property and equipment, net	3,616
Debt placement costs, net	582,972
Total assets	$3,220,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$336,030
Accrued preferred stock dividends	225,161
Promissory note – Osmotics	241,170
Convertible debenture	50,000
Licensed technology obligation	260,428
Total current liabilities	1,112,789

Derivative liability	3,037,345
Convertible notes, net of discount of $2,894,447	305,553
Total liabilities	4,455,687

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 14,921,878 shares issued and outstanding	1,492
Additional paid-in capital	12,586,869
Deferred compensation	(52,971)
Deficit accumulated during the development stage	(13,770,468)

Total stockholders’ deficit	(1,235,078)

Total liabilities and stockholders’ deficit	$3,220,609

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

	2005	2004	Cumulative From Inception (February 20, 2002)

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	344,724	149,321	541,954
Testing and development	221,547	101,600	323,147
General and administrative	1,868,436	556,568	2,746,709
	2,434,707	807,489	3,611,810

Loss from operations	(2,434,707)	(807,489)	(3,611,810)

OTHER EXPENSE:
Interest, net	(2,687,327)	(18,222)	(2,705,549)
Gain on value of derivative liability	243,980	—	243,980
	(2,443,347)	(18,222)	(2,461,569)

LOSS BEFORE DISCONTINUED OPERATIONS:	(4,878,054)	(825,711)	(6,073,379)
Discontinued operations, net of tax	(7,697,089)	—	(7,697,089)

NET LOSS	(12,575,143)	(825,711)	(13,770,468)

PREFERRED STOCK DIVIDENDS	(225,161)	—	(225,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,800,304)	$(825,711)	$(13,995,629)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	12,060,591	11,427,961	N/A

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted –
Loss before discontinued operations	$(0.40)	$(0.07)	N/A
Discontinued operations	$(0.64)	$—	N/A
Loss attributable to common shareholders	$(1.06)	$(0.07)	N/A

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD FROM

FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

	2005	2004	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,575,143)	$(825,711)	$(13,770,468)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of licensed technology costs	21,475	14,325	35,800
Impairment loss on goodwill	7,732,968	—	7,732,968
Amortization of debt discount	1,972,712	—	1,972,712
Amortization of debt offering costs	466,555	—	466,555
Noncash stock compensation expense	580,825	—	580,825
Gain on value of derivative liability	(243,980)	—	(243,980)
Write-down of licensed technology costs (Note 6)	179,082	—	179,082
Loss on disposal of assets held for sale	28,493	—	28,493
Depreciation and amortization of deferred compensation	11,562	—	11,562
Imputed interest expense	147,324	18,222	165,546
Increase in prepaid expenses and other	(66,181)	(16,625)	(82,806)
Increase in accounts payable and accrued liabilities	313,827	98,687	412,514
Net cash used in operating activities of continuing operations	(1,430,481)	(711,102)	(2,511,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	1,148,091	—	1,148,091
Capitalized merger costs	(72,760)	—	(72,760)
Purchase of property and equipment	(4,489)	—	(4,489)
Net cash provided by investing activities of continuing operations	1,070,842	—	1,070,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to merger	925,000	—	925,000
Payments under Promissory Note - Osmotics	(958,830)	—	(958,830)
Net proceeds from sale of convertible notes	2,842,167	—	2,842,167
Proceeds from sale of common stock	150,000	—	150,000
Borrowings under insurance financing agreement	66,379	—	66,379
Payments under insurance financing agreement	(53,105)	—	(53,105)
Advances from Osmotics	49,000	709,298	2,586,369
Advances to Osmotics	(49,000)	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	301,471
Net cash provided by financing activities of continuing operations	2,971,611	709,298	4,052,527

CASH FLOWS FROM DISCONTINUED OPERATIONS (Revised – See Note 3):
Operating cash flows	(97,735)	—	(97,735)
Investing cash flows	(2,001)	—	(2,001)
Financing cash flows	(53,095)	—	(53,095)
	(152,831)	—	(152,831)
Net increase (decrease) in cash	2,459,141	(1,804)	2,459,341
Cash and cash equivalents at the beginning of year	200	2,004	—

Cash and cash equivalents at the end of year	$2,459,341	$200	$2,459,341

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD FROM

FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Stock		Common Stock			Deferred	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total
Issuance of common stock to parent at inception, February 20, 2002 (Note 1)	—	$—	11,191,768	$—	$—	$—	$—	$—

Sale of common stock, net of offering costs of $3,629	—	—	236,193	1,143	300,328	—	—	301,471

Net loss	—	—	—	—	—	—	(151,577)	(151,577)

BALANCES, December 31, 2002	—	—	11,427,961	1,143	300,328	—	(151,577)	149,894

Net loss	—	—	—	—	—	—	(218,037)	(218,037)

BALANCES, December 31, 2003	—	—	11,427,961	1,143	300,328	—	(369,614)	(68,143)

Net loss	—	—	—	—	—	—	(825,711)	(825,711)

BALANCES, December 31, 2004	—	—	11,427,961	1,143	300,328	—	(1,195,325)	(893,854)

Issuance of Preferred Stock to Osmotics	1,000,000	4,000,000	—	—	—	—	—	4,000,000
Discount on Preferred Stock issued to Osmotics	—	(4,000,000)	—	—	—	—	—	(4,000,000)
Issuance of Note Payable to Osmotics	—	—	—	—	(300,555)	—	—	(300,555)
Issuance of common stock for services	—	—	150,000	15	515,985	—	—	516,000
Compensation expense on stock option grants	—	—	—	—	63,660	(63,660)	—	—
Amortization of deferred compensation	—	—	—	—	—	10,689	—	10,689
Business acquisition (Note 1)	—	—	970,658	97	9,627,890	—	—	9,627,987
Sale of common stock and warrants	—	—	75,000	7	149,993	—	—	150,000
Conversion of debentures and accrued interest	—	—	2,298,259	230	2,298,029	—	—	2,298,259
Issuance of stock options for services	—	—	—	—	156,700	—	—	156,700
Preferred stock dividends	—	—	—	—	(225,161)	—	—	(225,161)
Net loss	—	—	—	—	—	—	(12,575,143)	(12,575,143)

BALANCES, December 31, 2005	1,000,000	$—	14,921,878	$1,492	$12,586,869	$(52,971)	$(13,770,468)	$(1,235,078)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(1)         BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc., formerly OnSource Corporation, (“we,” “our,” “us,” or the “Company”) is an emerging biopharmaceutical company focused on infectious disease and dermatology. On May 10, 2005, we merged with Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) a privately held pharmaceutical company, whereby we acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, we issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock, warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of our issued and outstanding common stock on the date of the Merger. Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, became our largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition. For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation. The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, we changed our fiscal yearend from June 30 to December 31 to conform with Ceragenix Corporation’s yearend. For financial reporting purposes, we have used May 1, 2005 as the effective date of the Merger.

Since its inception in February 2002, Ceragenix Corporation’s principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and recruiting management and board members. For accounting purposes, we are classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska. We subsequently sold this business (Note 5).

The acquisition cost was measured at the fair value of OnSource and consisted of the following:

Fair value of OnSource’s outstanding common stock	$883,299	(1)
Fair value of OnSource’s outstanding warrants	8,744,688	(2)
Fair value of OnSource’s equity instruments	9,627,987
Relief of Ceragenix payable to OnSource	(925,000	)(3)
Transaction costs incurred	72,760
Total acquisition cost	$8,775,747

(1)     To calculate the fair market value, we multiplied the number of outstanding shares prior to consummating the Merger of 970,658 by the closing price of our common stock the day prior to the public announcement of the letter of intent between the Company and Ceragenix Corporation.

(2)     The warrants were recorded at fair value using the Black Scholes pricing model.

(3)     Advances from OnSource to Ceragenix prior to the Merger.

In accordance with SFAS No. 141, “Business Combinations”, we recorded the assets and liabilities of OnSource at their estimated fair market values with the excess of purchase price over the fair market value of OnSource’s net assets recorded as goodwill. The purchase price of $8,775,747 was allocated as follows:

Cash	$1,148,091
Other current assets	979,327
Furniture, fixtures and equipment	89,038
Current liabilities	(1,171,850)
Long-term liabilities	(1,478,618)
Goodwill	9,209,759
$8,775,747

(2)   MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Management’s Plans

Since its inception in February 2002, Ceragenix Corporation has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from Osmotics, and proceeds from the sale of convertible debt securities, to fund its operations.

As of December 31, 2005, we had cash and cash equivalents of approximately $2.5 million. Management believes this existing cash on hand in combination with $1,199,949 in proceeds received subsequent to yearend from the exercise of warrants will be sufficient to fund our planned activities through at least December 31, 2006. In addition, we currently plan on raising between $8 million and $15 million which management believes will be sufficient to finance our planned activities for at least through 2007. The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. There is no assurance that we will be successful in raising this additional capital. In the event that we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation for all periods presented and those of Global Alaska Industries, Inc. (“GAI”) and Alaska Bingo Supply, Inc. (“ABSI”) (collectively the “Bingo Business”) from May 1, 2005 through the September 30, 2005 disposition date (Note 5). All inter-company accounts and transactions have been eliminated in consolidation.

Allocation of Prior Period Expenses

Prior to the Merger, Ceragenix Corporation was a subsidiary of Osmotics. During 2004 and prior, many operating expenses of Ceragenix Corporation were incurred and paid by Osmotics. In accordance with Staff Accounting Bulletin 55, these financial statements reflect all of the costs associated with the operations of Ceragenix Corporation. While certain costs incurred by Osmotics are directly attributable to Ceragenix Corporation, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Osmotics and Ceragenix Corporation. Set forth below are the categories of shared expenses that management allocated along with the methodologies used by management in preparing the allocations. Management believes that the methodologies used are reasonable.

Expense Category	Allocation Methodology

Salaries, taxes and benefits	Estimated time spent on Ceragenix Corporation activities

Rent and occupancy	Number of employees and space used

UC Agreement (Note 11)	50% of the related costs

Other general and administrative	Fixed charge per month or percentage of salary allocation

(3)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates.

Cash and Cash Equivalents

We consider all cash and investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

We state property and equipment at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets of three years. A detail of property and equipment is set forth below:

Computers	$4,489
Accumulated depreciation	(873)
$3,616

Long-Lived Assets

In connection with the Merger, we recorded $9,209,759 of goodwill. We account for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill shall not be amortized but rather tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events as defined by SFAS No. 142. An impairment occurs when the carrying value of goodwill exceeds its estimated fair value. Fair value can be determined based on discounted cash flows, comparable values or valuations of other similar businesses.

In connection with our decision to dispose of the Bingo Business in June 2005, we evaluated the goodwill associated with that reporting unit for impairment. Based on that analysis, management concluded that the carrying value of the goodwill exceeded the fair value of the Bingo Business. Management reached this conclusion based on the anticipated undiscounted future cash flows of the Bingo Business. Management estimated the fair value of the Bingo Business at June 30, 2005 to be approximately equal to the net liabilities (liabilities less assets) of the business. Accordingly, we recorded an impairment loss of $7,732,968 to reduce goodwill to its estimated fair value at that date which is included in Discontinued Operations on the accompanying consolidated statements of operations. See Note 5 for further discussion.

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), we recognize the value of conversion rights attached to convertible debt instruments. These rights give the holders the ability to convert the debt instruments into shares of common stock at a price per share that was less than the trading price to the public on the day the loan was made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of the related debt.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

We have three classes of securities that contain embedded derivatives. For a further description of these securities, see Note 8. At December 31, 2005, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Notes	$1,639,024
Convertible Note Warrants	1,162,146
Placement and Finder Warrants	236,175
$3,037,345

For the year ended December 31, 2005, we recorded gains of $243,980 related to marking to market the fair values of the derivative liabilities. There were no securities meeting the definition of a derivative outstanding during 2004.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

Stock-Based Compensation

As more fully described in Note 9, we had 3,388,750 stock options outstanding at December 31, 2005. For stock options granted to employees, we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for our employee stock options including SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures”. Under APB 25, because the exercise price of our employee stock options was equal to the market price of the underlying stock on the grant date, no compensation expense was recognized. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS No. 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected not to adopt SFAS No. 123.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been calculated as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated as of the grant dates using the Black-Scholes option-pricing model with the following assumptions:

Volatility	166%
Dividend yield	0%
Risk-free interest rate	2.1%
Expected life (years)	4.8

The following table illustrates the effect on loss attributable to common shareholders and loss per common share for the year ended December 31, 2005, if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. There were no outstanding stock options during 2004:

Loss attributable to common stockholders, as reported	$(12,800,304)
Deduct: Fair value of stock-based employee compensation awards	(3,432,250)
Pro forma loss attributable to common stockholders	$(16,232,554)
Basic and diluted loss per share-as reported	$(1.06)
Basic and diluted loss per share-pro forma	$(1.35)

For options granted to non-employees, we have recorded compensation expense in accordance with SFAS No. 123. Under SFAS No. 123, we are required to record as compensation expense the fair value of the stock options on the date of grant. We utilize the Black-Scholes option pricing model to determine fair value of options granted to non-employees.

Earnings (Loss) Per Share

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basis earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2005 and 2004, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive. The historic stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Years ended December 31,
	2005	2004

Warrants	4,733,908	—
Options	3,388,750	—
Convertible debt	1,610,976	—
Preferred stock	1,000,000	—

Segment Information

During 2005, we operated in two business segments, Pharmaceuticals and Gaming Supplies, as determined in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performances. All of our operations are located in the United States of America.

As further described in Note 5, during 2005 we disposed of our gaming supplies business segment. A summary of the balance sheet accounts and operating results of that segment is included in Note 5. As of December 31, 2005, we operated in only the pharmaceutical segment. With the exception of Discontinued Operations, all reported operating results on the accompanying consolidated statements of operations are those of the pharmaceutical segment.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. For the years ended December 31, 2005 and 2004, there were no differences between net loss and comprehensive loss.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts due to the short term maturities of these instruments. The convertible notes and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model. It is not practicable to estimate the fair value of the Note Payable-Osmotics due to the related party nature of the underlying transactions.

Anticipated Revenue Recognition

While we have not recognized revenue to date, we anticipate generating revenue from product sales and licensing agreements;

Product sales – We will recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We will recognize product revenues net of revenue reserves which consist of allowances for discounts, returns, rebates and chargebacks.

License agreements – We will collect royalties under third-party license agreements based on their sales. We will recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in the quarter in which we can reasonably estimate the royalty. We will recognize non-refundable up-front license fees over the life of the license agreement. We will recognize non-refundable milestone payments as earned based on the performance requirements of the contract.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

	Years ended December 31,
	2005	2004
Interest	$1,712	$—
Income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:

	Years ended December 31,
	2005	2004

Conversion of accrued interest to common stock	$89,759	$—
Conversion of debt to common stock	2,208,500	—
Acquisition of licensed technology in exchange for long-term obligation	—	269,548

In addition, in the fourth quarter of 2005, we determined to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in previous quarters of 2005 were reported on a combined basis as a single amount.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include grants of employee stock options. SFAS 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 123R requires companies to recognize all stock-based payments to employees in the financial statements based on their fair values. SFAS 123R is effective for all interim or annual periods that begin after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption plans.

Under the retroactive options, we may restate prior periods either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that we record compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented. We expect to utilize the prospective method of adoption. Further, we believe that the requirements of SFAS 123R will have a material impact on our results of operations and earnings per share.

(4)   DETAIL OF CERTAIN ACCOUNTS

Set forth below is detail of certain accounts as of and for the two years ended December 31, 2005:

Prepaid expenses and other

Prepaid investor relations	$118,125
Prepaid license fees	28,334
Prepaid insurance	25,020
Other	3,201
$174,680

Accounts payable and accrued liabilities

Trade accounts payable	$130,237
Accrued clinical testing	40,001
Accrued professional fees	49,946
Accrued interest	33,256
Accrued vacation	27,614
Accrued bonus	25,000
Insurance financing note	13,275
Accrued travel and entertainment	9,500
Other	7,201
$336,030

Interest expense, net

	2005	2004
Amortization of debt discount	$1,972,712	$—
Amortization of debt placement costs	466,555	—
Imputed interest on Promissory Note – Osmotics	120,000	—
Imputed interest on Licensed Technology Obligation	27,324	18,222
Interest expense – convertible debentures	75,175	—
Interest expense – convertible notes	29,297	—
Other	2,424	—
Interest income	(6,160)	—
	$2,687,327	$18,222

(5)   DISPOSITION OF THE BINGO BUSINESS

On June 23, 2005, our Board of Directors (the “Board”) authorized management to sell the assets of the Bingo Business. The Board concluded that operating two unrelated businesses was confusing to shareholders, analysts and potential investors and such confusion was detrimental to the Company’s ability to raise additional capital, create an active trading market for our common stock and increasing shareholder value. The Board determined that the future prospects of the pharmaceutical business represented a better opportunity than those of the Bingo Business.

At the time of the Merger in May 2005, it had been management’s plan to gain a better understanding of the Bingo Business and hopefully improve its operations to allow it to generate cash flow to help fund the pharmaceutical business. While we had received advice that operating in two separate and unrelated businesses could be confusing to shareholders, investors and analysts, as long as we received clearance from the FDA for our first planned product (Epiceram®) in the near future, it would be an issue that could be overcome.

In June 2005, after an ongoing dialog with the FDA, we were advised by our outside counsel that Epiceram® would likely have to be modified in order to receive marketing clearance. At the time, we were in the process of raising additional capital and we realized that this news would make consummating a transaction more difficult. Subsequently, our investment banker expressed a lack of confidence in being able to complete a transaction on terms agreeable to us. As a result, we determined that in order to raise additional capital we would have to make the Company as attractive as possible to outside investors. Accordingly, on June 23, 2005, the Board decided that selling the Bingo Business was a step in this direction.

In connection with our decision to sell the Bingo Business, management determined that the carrying value of the goodwill resulting from the Merger was in excess of the fair value of the Bingo Business. Management reached this conclusion based on the current and anticipated undiscounted future cash flows of the Bingo Business. Management estimated the fair value of the Bingo Business at June 30, 2005 to be approximately equal to the net liabilities (liabilities less assets) of the business. Accordingly, during the three months ended June 30, 2005, we recorded an impairment loss of $7,732,968 to reduce goodwill to its estimated fair value at that date which is included in discontinued operations on the accompanying consolidated statements of operations.

In September 2005, we entered into an agreement (the “Purchase Agreement”) to sell 100% of our ownership in GAI to an unaffiliated third party (controlled by two Company shareholders who collectively own less than 5% of the Company’s common stock). The transaction has been approved by the Board and the Company’s majority shareholder and the only remaining condition to close the transaction is the distribution of an Information Statement to the remainder of the Company’s shareholders. The Purchase Agreement sets the effective date of the transaction as September 30, 2005. On September 30, 2005, we gave operating control to the purchaser and we maintain no continuing involvement in the business. Further, the purchaser legally assumed all debt of GAI and we have made no guarantees related to the transaction. As a result, all risks of business operations transferred to the buyers on September 30, 2005. Accordingly, we ceased consolidating the financial results of the Bingo Business effective September 30, 2005. We expect to close on the transaction by April 2006.

Pursuant to the Purchase Agreement, the purchaser acquired all of the operating assets of the Bingo Business in exchange for $100 and the assumption of all of the Bingo Business’s liabilities resulting in a loss on disposal of $28,493 as follows:

Sales price	$100

Liabilities assigned to purchaser:
Accounts payable and accrued liabilities	542,593
Note payable	1,537,779
2,080,472

Assets sold:
Cash	(53,613)
Accounts receivable	(277,828)
Inventory	(200,650)
Property and equipment	(81,025)
Other	(14,058)

Net liabilities assigned	1,453,298

Less:
Goodwill	(1,476,791)
Selling costs	(5,000)
Loss on disposal	$(28,493)

The operating results of the Bingo Business, which are reflected as “Discontinued Operations” on the accompanying consolidated statements of operations, were as follows for the year ended December 31, 2005*.

Revenue	$1,020,421
Cost of revenue	(567,115)
Operating expenses	(409,115)
Other, net	20,181
Impairment loss on goodwill	(7,732,968)
Loss from operations	(7,668,596)

Loss on disposal	(28,493)
$(7,697,089)

*The period from the Merger (May 1, 2005) through September 30, 2005.

(6)   LICENSED TECHNOLOGY OBLIGATION

In May 2004, we entered into a license agreement with Brigham Young University (the “BYU License”) (see Note 11) under which we acquired the exclusive rights to certain patents owned by BYU. The BYU License calls for us to make a one time payment of $269,548 to BYU within 60 days from the Company receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We have reflected this obligation on the accompanying consolidated balance sheet as a current liability called Licensed Technology Obligation and recorded a corresponding long-term asset called Licensed Technology Costs.

As the Licensed Technology Obligation represents an obligation originally payable in a period greater than one year, and does not bear interest, we have discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, we recorded the obligation at $214,882. The Licensed Technology Costs were being amortized over the estimated useful life of ten years. The accompanying consolidated statements of operations reflect amortization expense of $21,475 and $14,325 for the years ended December 31, 2005 and 2004, respectively, which is included in Licensing Fees, and imputed interest expense of $27,324 and $18,222 for years ended December 31, 2005 and 2004, respectively.

During the fourth quarter of 2005, we determined that the amount that had been previously capitalized as Licensed Technology Costs should have been expensed as a period cost. Management evaluated this matter in the context of Staff Accounting Bulletin No. 99 – “Materiality” and determined that the error was not material to previously issued financial statements. As a result, we recorded an adjustment of $179,082 to expense the unamortized balance of the Licensed Technology Costs which is included as a component of Licensing Fees in the accompanying consolidated statements of operations.

(7)   PROMISSORY NOTE – OSMOTICS

In January 2005, we issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note had a face amount of $1.2 million, was unsecured, did not bear interest, and was payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by our management. The Promissory Note was payable in full no later than December 31, 2005. As the Promissory Note did not bear interest, we recorded the Promissory Note at a discount, using a discount rate of 12% which management believed to be a reasonable cost of capital for the Company. Accordingly, we recorded a discount of $120,000 which was amortized on a straight-line basis over a 10-month period.

During 2005, we did not make all payments as scheduled. As a result, at December 31, 2005, there was an outstanding balance under the Promissory Note of $241,170. In December 2005, Osmotics agreed to amend the terms of the Promissory Note. Under the amended agreement, the outstanding principal balance shall be paid from time to time in amounts as requested by Osmotics and the balance must be paid in full by December 31, 2006. Additionally, an interest rate of 6% will accrue on the outstanding principal balance which shall be paid with the last principal payment.

The Promissory Note was issued as consideration for an agreement to transfer certain licensed technology rights (the “Technology Transfer Agreement”) as well as for repayment of $779,445 in net advances previously made by Osmotics to Ceragenix Corporation. As the Technology Transfer Agreement represented a transaction between entities under common control, we recorded the licensed technology at $0 which was Osmotics’ historical carrying value of the technology. We have recorded the difference between the original discounted value of the Promissory Note and the outstanding advance balance of $300,555 as a reduction to additional paid in capital.

(8)   CONVERTIBLE DEBT

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. We can force the conversion of the Convertible Notes in the event that we have registered the common shares underlying the Convertible Notes and the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion. The conversion price of the Convertible Notes may be adjusted downward in the event that either a “default” or “milestone default” (both defined in the agreements) were to occur. However, in order for an adjustment to take place to the conversion price, both a default would have to occur and the volume weighted average price of our common stock for the five days preceding the default would have to be less than the stated conversion price. Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Events of default include failure to pay principal or interest in a timely manner, a breach of a material covenant not cured within 10 days of written notice, a breach of any material representations and warranties, the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent, a money judgment filed against us in excess of $75,000, bankruptcy, a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days. Additionally, in the event that the SEC fails to declare effective a registration statement registering the underlying common shares by March 28, 2006, we will be required to pay the holders liquidated damages equal to 2% of the Convertible Notes ($64,000) each 30 day period the shares remain unregistered.

In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share (the “Convertible Note Warrants”). We also issued to a placement agent and finder, warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share (the “Placement and Finder Warrants”) and paid them cash commissions of $320,000.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the Convertible Notes did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature of the Convertible Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the Convertible Notes (host contract) and recorded the liability at its fair value of $1,792,000 with a corresponding entry to debt discount. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The debt discount is reflected as a reduction to the Convertible Notes on the accompanying consolidated balance sheet. The debt discount is being amortized on a straight line basis over the two year life of the Convertible Notes. For the year ended December 31, 2005, we amortized $79,644 of debt discount which is included in Interest Expense in the accompanying consolidated statements of operations.

The Convertible Note Warrants provide for a “cashless exercise” at the option of the holder. Per the guidance of EITF No. 00-19, this conversion feature meets the definition of a derivative. Accordingly, we bifurcated the derivative from the Convertible Note Warrants (host contract) and recorded the liability at its fair value of $1,237,073 with a corresponding entry to debt discount. The Convertible Note Warrants were valued using the Black-Scholes option pricing model. The debt discount is being amortized on a straight line basis over the two year life of the Convertible Notes. For the year ended December 31, 2005, we amortized $54,981 of debt discount associated with the Convertible Note Warrants which is included in Interest Expense in the accompanying consolidated statements of operations.

The Placement and Finder Warrants also contain a cashless exercise provision. Accordingly, they meet the definition of a derivative. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt offering costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent and finder as a debt offering cost. The debt offering costs, which also include legal and related expenses of $37,833, are being amortized on a straight line basis over the two year life of the Convertible Notes. For the year ended December 31, 2005, we amortized $27,115 of debt offering costs which is included in Interest Expense in the accompanying consolidated statements of operations.

Convertible Debentures

In April 2005, we completed the sale of convertible debentures (the “Debentures”) receiving gross proceeds of $2,208,500. Each Debenture accrued interest at the rate of 6% per annum and was due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures were convertible into shares of our common stock at a conversion price of $1.00 per share. The Debentures were mandatorily convertible in the event that a registration statement underlying the common shares was declared effective by the Securities and Exchange Commission and the closing price of our common stock exceeded $2.00 per share for 10 consecutive trading days. In November 2005 we met the mandatory conversion requirements and accordingly, issued 2,201,554 shares of common stock representing the conversion of $2,113,500 in outstanding debentures and $88,054 in accrued interest. This was in addition to 96,705 shares that had previously been issued for the prior conversion of $95,000 in Debentures and $1,705 in accrued interest.

In addition, for every $2.00 in Debentures sold in the offering, each investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $4.00 per share (the “Debenture Warrants”). The Debenture Warrants are redeemable by us for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days.

In accordance with EITF No. 98-5 and EITF No. 00-27, we are required to recognize the value of conversion rights attached to the Debentures. These rights gave the holders the ability to convert the Debentures into shares of common stock at a price per share of $1.00 per share which was less than the trading price to the public on the dates the Debentures were purchased (such prices ranged from $2.26 to $3.80 per share). For accounting purposes, we allocated $906,466 to the value of the Debenture Warrants and $1,302,034 to the value of the beneficial conversion features of the Debentures based on their relative fair values. The Debenture Warrants were valued using the Black-Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $2,208,500 was recorded as a debt discount. In connection with the Merger, the Company determined that the debt discount was stated at fair market value and accordingly, recorded the unamortized discount as part of the purchase price allocation. The debt discount was amortized as interest expense over the life of the Debentures. During the year ended December 31, 2005, we amortized $1,838,087 of debt discount to interest expense in the accompanying consolidated statements of operations.

In connection with the sale of the Debentures, we paid fees to persons who served as placement agents consisting of a cash fee of 10% of the aggregate amount of Debentures sold by such placement agent, and warrants exercisable to purchase 10% of the number of shares of common stock underlying the Debentures sold by them (the “Placement Warrants”). The Placement Warrants are exercisable for three years and entitle the holder to purchase shares of common stock at an exercise price of $1.20 per share. We paid to placement agents an aggregate of $134,350 in cash commissions and issued an aggregate of 134,350 Placement Warrants.

The Placement Warrants were valued by us using the Black-Scholes option pricing model resulting in a valuation of $464,851 and were recorded as a debt offering cost. The cash commissions were also recorded as debt offering costs. The debt offering were amortized over the life of the Debentures. For the year ended December 31, 2005, we recorded $439,440 of amortization expense related to placement agent compensation. The amortization is reflected as interest expense on the accompanying consolidated statements of operations.

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for previous services rendered. This obligation was assumed by us in the Merger. This debenture bears interest at an annual rate of 6%, converts into shares of our common stock at $1.00 per share and is due June 30, 2006. The conversion price of this debenture was equivalent to the fair market value of our common stock on the date of issuance.

(9)   STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes the Board of Directors to issue up to 5.0 million shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

As described in Note 1 above, in connection with the Merger, the Board of Directors authorized the issuance of 1.0 million shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1.0 million shares of the Company’s common stock at the option of the holder subject to certain conditions. The Preferred Stock automatically converts into common stock on May 10, 2008. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment is payable upon the Company raising at least $5.0 million in gross equity proceeds on a cumulative basis subsequent to the issuance of the Series A Preferred Stock (which includes proceeds from the exercise of warrants) (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend is payable in cash while all subsequent dividends are payable in either cash or stock at our option. For the year ended December 31, 2005, we recorded  $225,161 of accrued preferred stock dividends. As of December 31, 2005, we had raised $3,350,000 in cumulative funding since issuing the Series A Preferred Stock. In the event that we raise at least $1,650,000 during 2006, we will be required to make the First Dividend payment.

The original issuance of preferred stock by Ceragenix Corporation to Osmotics was consideration for the Technology Transfer Agreement. As noted above, the Technology Transfer Agreement was a transaction between entities under common control, and accordingly, Ceragenix Corporation recorded the technology at $0 which was Osmotics’ historical carrying value. In connection with the Merger recapitalization, we utilized Ceragenix Corporation’s historical carrying value of the preferred stock. As a result, the Company recorded a discount on the issuance of the Preferred Stock of $4,000,000.

Common Stock

In April 2005, we entered into an agreement with an investor relations firm (the “IR Firm”) whereby the IR Firm could earn up to 200,000 shares of our common stock for rendering services over a 12 month period. We terminated this agreement effective June 30, 2005. In accordance with the agreement, we issued 50,000 shares of common stock to the IR Firm which is included in selling, general and administrative expense for the year ended December 31, 2005. We valued these shares at $187,500 which represents the number of shares issued multiplied by the closing price of the Company’s common stock on the date of the agreement.

In June 2005, we entered into an agreement with another investor relations firm to provide certain services over a six month period. Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services. We valued these shares at $171,000 which represents the closing price of the Company’s common stock on the date of the agreement multiplied by the number of shares issued. We amortized an amount equal to the value of these shares to selling, general and administrative expense over the life of the agreement. The agreement expired in December 2005.

In August 2005, we entered into an agreement with an additional investor relations firm to provide certain services over a 12-month period. Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services. We valued these shares at $157,500 which represents the closing price of the Company’s common stock on the date of the agreement multiplied by the number of shares issued. We recorded a prepaid expense equal to the value of these shares which is being amortized to selling, general and administrative expense over the life of the agreement. During the year ended December 31, 2005, we amortized $65,625 related to this agreement.

In July 2005, we sold 75,000 shares of common stock and three year warrants to acquire 75,000 shares of the Company’s common stock at $2.00 per share for $150,000 to an individual investor.

Stock Options

In connection with the Merger, we issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders who held identical options in Ceragenix Corporation. The $1.00 exercise price was the fair market value of the Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, we issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June and July 2005, we issued options to scientific advisory board members to acquire 30,000 shares of common stock at prices ranging from $3.00 to $4.00 per share which was equal to or exceeded the fair market value on the dates of grant. We valued these grants at $63,660 using the Black-Scholes pricing model. We recorded the transactions as Deferred Compensation with an offset to Common Stock and Additional Paid in Capital. The Deferred Compensation is being amortized to Selling, General and Administrative expense over the three year vesting period of the options. For the year December 31, 2005, we amortized $10,689 of Deferred Compensation. In December 2005, we issued 100,000 stock options to a key scientific collaborator at an exercise price of $2.10 per share which was the fair market value on the date of grant. The options vested 100% upon grant. We valued this grant at $156,700 using the Black-Scholes pricing model. We recorded the transaction as testing and development expense with a corresponding increase to additional paid in capital. A summary of stock option activity is as follows for the year ended December 31, 2005:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2004	—	—
Options granted	3,388,750	$1.50
Options exercised	—	—
Options canceled	—	—
Balance, December 31, 2005	3,388,750	$1.50

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00	2,714,750	9.0	$1.00	2,714,750	$1.00
$1.01 - $ 2.05	100,000	9.9	$2.05	100,000	$2.05
$2.06 - $ 4.00	574,000	9.5	$3.78	294,000	$3.80

In December 2005, the disinterested directors approved accelerating the vesting of 294,000 stock options granted to our outside directors in order to avoid expense recognition during 2006. The exercise price of these options exceeded the fair market value of our stock on the date the acceleration was approved and accordingly, under APB No. 25, no accounting entry was recorded. If these options had not been accelerated, we would have recognized $435,982 of additional compensation expense during January 2006 through June 2006 under the provisions of SFAS No. 123R which was the remaining vesting period under the original term of the options.

(10)  INCOME TAXES

Income tax expense (benefit) consists of the following:

Years Ended December 31,
	2005	2004
Current tax expense (benefit)
Federal	$—	$—
State	—	—
Deferred tax expense (benefit)
Federal	—	—
State	—	—
	—	—
Income tax expense(benefit)	$—	$—

A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows for the year ended December 31, 2005:

Federal income tax rate	$(4,352,103)	34.00
State income taxes, net of Federal income tax effect	(175,364)	1.37
Increase in valuation allowance	657,675	(5.14)
Nondeductible expenses and other (including impairment loss on goodwill)	3,869,792	(30.23)
	$—	0.00

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows as of December 31, 2005:

Deferred tax assets:
Net operating loss carry forwards	$967,977
Accrued liabilities	62,328
Total deferred tax assets	1,030,305

Deferred tax liabilities:	—
Net deferred tax assets before valuation allowance	1,030,305
Valuation allowance	(1,030,305)

Net deferred tax	$—

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss (“NOL”) and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. We have not prepared an analysis to determine if a change of ownership has occurred. Such a change of ownership may limit the utilization of our net operating losses.

As of December 31, 2005, we had a NOL carryforward of approximately $2.3 million for federal and state income tax purposes which is available to offset future taxable income, if any, through 2021. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

For the period from our inception through November 7, 2005, we were part of a consolidated tax group and accordingly, our operating results were included in the tax returns filed by Osmotics. We did not have any agreements in place governing the sharing of net operating losses. As a result, all net operating losses we generated during this period have accrued to the benefit of Osmotics.

(11)  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement with Brigham Young University (the “BYU License”). The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence during the first full calendar year following any governmental regulatory approval for a pharmaceutical use of the licensed technology. The minimum annual royalty in Year 1 is $100,000, in Year 2 $200,000 and in Year 3 and thereafter, $300,000. We are also obligated to reimburse BYU for any legal costs associated with patent protection and expansion. For the years ended December 31, 2005 and 2004, we were charged $9,133 and $28,286, respectively, for legal expenses which are reflected as general and administrative expense in the accompanying consolidated statements of operations. Finally, the BYU License, as amended, requires us to submit an Investigational New Drug

Application (“IND”) to the U.S. Food and Drug Administration no later than May 1, 2007. Management estimates that the cost associated with filing an IND will be approximately $1,000,000. The term of the BYU license is for the life of the underlying patents which expire in 2022. We have not filed for regulatory approval to utilize the technology licensed under the BYU License.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”). The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000. The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal costs associated with patent protection and expansion. During the years ended December 31, 2005 and 2004, we were charged $12,041 and $5,531 respectively, for legal expense which is included in general and administrative expense in the accompanying consolidated statements of operations.

We obtained our rights to the UC Agreement pursuant to a Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. While the UC Agreement provides us with rights to all applications of the patents underlying the UC Agreement, pursuant to the Technology Transfer Agreement, we will only utilize the rights for developing and commercializing prescription products. Osmotics will retain the rights to develop and commercialize all nonprescription applications related to the UC Agreement. We intend to enter into a sub license agreement with Osmotics formally documenting these rights. The Company and Osmotics previously entered into a Noncompetition Agreement which stipulates how Osmotics may market any products being sold using the licensed technology under the UC Agreement. We anticipate that the sub license agreement will call for Osmotics to reimburse us for 50% of the annual minimum royalty and 100% of any earned royalties resulting from the sale of Osmotics products. Additionally, we expect that 50% of all legal expense reimbursements will be borne by Osmotics. For the year ended December 31, 2005, we charged Osmotics $6,020 for legal expense under the UC Agreement. We have recorded these charges to Osmotics as a reduction of legal expense on the accompanying consolidated statements of operations.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics’ resources rather than procure them on our own. Accordingly, in January 2005, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology. The charge for such services is $5,000 per month. This charge approximates what was allocated to us during the year ended December 31, 2004. The Shared Services Agreement originally expired on December 31, 2005 but was extended until December 31, 2006. The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects. In the event that our officers spend any time on the business of Osmotics, we charge Osmotics for the cost of these services which is offset against the monthly charge described above.

For the year ended December 31, 2005, we recorded $55,810, net, for charges pursuant to the Shared Services Agreement.

Additionally, in May 2005, we entered into an agreement with Osmotics requiring Osmotics to assist us with certain public relations efforts. The agreement was for a period of 60 days and a total cost of $5,000 plus any out of pocket expenses which is included in general and administrative expense on the accompanying consolidated statements of operations.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable. We are currently not party to any litigation.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Effective June 15, 2005, our Board of Directors dismissed Schumacher and Associates, Inc. (“Schumacher”) as our independent public accountants. Schumacher issued audit reports on our financial statements as of and for the years ended June 30, 2002, 2003, and 2004. Each of the reports included an explanatory paragraph concerning the Company’s ability to continue as a going concern. In the period from Schumacher’s appointment in 2002 until June 15, 2005 (the date of dismissal), there were no disagreements with Schumacher on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Schumacher would have caused Schumacher to make reference to the matter in its report of the financial statements; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B.

Effective June 15, 2005, our Board of Directors approved the appointment of GHP Horwath, P.C. (“GHP”) to serve as the Company’s independent registered public accounting firm to audit our financial statements. Prior to its engagement as our independent public accountant, we had not consulted GHP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on our financial statements. GHP had served as the independent registered public accounting firm for Ceragenix Corporation., with whom we merged with on May 10, 2005. The engagement of GHP was effective on June 15, 2005.

Item 8A.         Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)                               Management’s Annual Report on Internal Control Over Financial Reporting:  Not Applicable

(c)                                Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.         Other Information

None.

PART III

Item 9.            Directors and Executive Officers of the Registrant

The name, age, and position with our company of each director and executive officer is as follows:

Name	Age	Position	Director/Officer Since
Steven S. Porter	56	Chief Executive Officer, Chairman and Director	2005
Jeffrey S. Sperber	41	Chief Financial Officer and Director	2005
Dr. Peter Elias	64	Chief Scientific Officer	2005
Carl Genberg	54	Senior Vice President	2005
Russell L. Allen	59	Vice President of Corporate Development	2005
Michel Darnaud	55	Director	2005
Cheryl A. Hoffman-Bray	47	Director and Chair of Audit Committee	2005
Philippe J.C. Gastone	51	Director and Chair of Compensation Committee	2005
Alberto J. Bautista	55	Director	2005

Steven S. Porter has served as Chief Executive Officer and Chairman since May 2005. Prior to joining our company, he served as Chief Executive Officer and Chairman of the Board of Osmotics from its inception in August 1993 until May 2005. He continues to serve as a director of Osmotics Corporation. He has served as Chief Executive Officer and Chairman of Ceragenix Corporation since February 2002. In January 1986, Mr. Porter and two other individuals founded GDP Technologies, Inc. (GDP), a medical imaging company, completing major strategic partnerships with Olympus Optical, Japan, GE Medical and Bruel & Kjaer, Denmark. From that time until August 1993, Mr. Porter served as Executive Vice President of GDP. Prior to 1986, Mr. Porter was the National Sales Manager for Protronyx Research, Inc., a large-scale scientific computer systems company, working with the United States Department of Energy, United States Department of Defense, Boeing and the National Security Agency. Mr. Porter has a Bachelor of Arts degree in Economics from UCLA.

Jeffrey S. Sperber has served as Chief Financial Officer since May 2005. Prior to joining our company, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005. He has served as Chief Financial Officer of Ceragenix Corporation since June 2004. From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation. From March 2001 through January 2004, Mr. Sperber served as the Vice President-Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000. From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi-family housing communities. At USOL, Mr. Sperber led a successful public offering of USOL’s common stock. From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele-Communications, Inc., (subsequently acquired by Comcast). From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities. From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado. Mr. Sperber received a CPA license in the State of Colorado, which has since expired.

Dr. Peter Elias has served as Chief Scientific Officer since May 2005. Dr. Elias has served as Ceragenix Corporation’s Chief Scientific Officer since May 2004. From 1975 through 2003, Dr. Elias was a Professor of Dermatology at the University of California, San Francisco where he most recently served as the Vice-Chairman of the Department of Dermatology. Between his tenure at the University of California and joining Ceragenix Corporation, Dr. Elias worked as an independent consultant and advisor. Dr. Elias has published over 400 papers and has received numerous honors, awards and professional appointments as a result of his expertise in the field of dermatology. Dr. Elias received his B.A. from Stanford University and his M.D. and M.S. from the University of California, San Francisco.

Carl Genberg has served as Senior Vice President of Research and Development since May 2005. Prior to joining our company, he served as Senior Vice President, Research and Development and Business Development of Osmotics Corporation from August 1999 until May 2005. He served as President of Ceragenix Corporation from February 2002 through December 2004 and as Senior Vice President of Research and Development since January 2005. Mr. Genberg has an extensive background in licensing and product development. From 1989 to 1999, Mr. Genberg served in a variety of executive capacities with Neuromedical Systems, Inc., and its regional licensees, Cytology West, Inc. and Papnet of Ohio, Inc., medical imaging companies that applied artificial intelligence to the analysis of pathology samples. Neuromedical Systems was a venture funded company whose major investor was Goldman Sachs Limited Partners Fund and which undertook an IPO in 1996 that raised over $100 million dollars. Mr. Genberg was instrumental in the design of Neuromedical Systems’ FDA clinical study and the recruitment of key research investigators. He has a Bachelor of Science Degree in Life Sciences from Cornell University and a Juris Doctor from the Ohio State University College of Law. Mr. Genberg filed a Chapter 13 Petition in May of 2004.

Russell L. Allen was appointed as our Vice President of Corporate Development in June 2005. Prior to joining our company he worked as an independent consultant. Previously, he served from 2002 to 2004 as Senior Vice President Corporate Development for Cellular Genomics Inc., a private drug discovery biopharmaceutical firm. From 1997 to 2001 he served as Vice President Corporate Development and Strategic Planning at Ligand Pharmaceuticals, where he was responsible for concluding a wide variety of business development transactions including major strategic alliances with pharmaceutical firms. Between 1985 and 1996, Mr. Allen held senior positions with Sanofi Winthrop (including preceding corporate entities Sterling Winthrop and Eastman Pharmaceuticals), including being General Manager for Central American pharmaceutical operations and holding Vice President and Director level positions in business development and strategic planning. Prior experience includes 10+ years of marketing and business development related positions with Bristol-Myers Squibb and Procter & Gamble in Rx, OTC, and nutritional products. Mr. Allen received his B.A. from Amherst College and his MBA from the Harvard Graduate School of Business Administration. Mr. Allen also serves on the Board of Directors of IBEX Technologies, Inc. (TSX.IBT).

Michel Darnaud was elected as a director of our company in June 2005. Since October 2005, Mr. Darnaud has served as Consultant - Medical Technology for Europe with Spencer Stuart (Paris). He served as President of the European Division (Paris) of Boston Scientific Corporation, a producer of medical device products, from 1998 through June 2005. From 1992 until 1997, he worked for Baxter International. Mr. Darnaud was the European President of the Baxter Cardio Vascular Group from 1996 until 1997. From 1994 to 1996 he served as the Vice-President of the Renal Division; and from 1992 to 1994 he served as the Area Vice-President of the Renal Division. During 1991, Mr. Darnaud served as the General Manager of Diagnostica Stago, a company that manufactures specialty diagnostic products. From 1977 to 1990, he worked with Baxter International. Mr. Darnaud has been a member of the European Medical Device Industry Association since 2002 and its President since October 2004. He graduated from Ecole des Hautes Etudes Commerciales du Nord in 1973.

Cheryl A. Hoffman-Bray was elected as a director of the Company in June 2005. She has served as the Senior Advisor to the Executive Dean of Harvard University since October 2004. She served as the Dean of Finance and Chief Financial Officer of Harvard’s Faculty of Arts and Sciences from March 2000 until October 2004. Ms. Hoffman-Bray served as Chief Financial Officer and Senior Vice President of Finance at the Beth Israel Deaconess Medical Center from May 1998 to May 1999. From October 1996 until May 1998, she served as the Medical Center’s Vice President of Finance. From January 1995 to October 1996, Ms. Hoffman-Bray served as the Senior Vice President and Chief Financial Officer of the New England Deaconess Hospital in Boston, Massachusetts. From June 1984 to December 1994, she worked for Albany Memorial Health Systems, Inc., serving as their Vice President and Chief Financial Officer from July 1989 until December 1994 and as the Controller and Director of Fiscal Services from June 1984 until July 1989. Ms. Hoffman-Bray graduated from the State University of New York at Albany 1979 with a Bachelor of Science in Accounting and received her Master of Science from the University in 1980. Ms. Hoffman-Bray is a member of the Boston Club and a director of the Harvard Cooperative Society.

Philippe J.C. Gastone was elected as a director of our company in June 2005. He has served as the Senior Vice President in Charge of Corporate Business Development for Europe and Americas of Cemex since September 2000. From 1999 to 2000, he served as a partner of Dome & Cie, a French investment bank. From 1997 to 1999, Mr. Gastone served as a director of Merrill Lynch (London and Paris). From 1994 to 1997 he was the Executive Director, in charge of the Mergers and Acquisitions Origination Group for Europe, of Union Bank of Switzerland (London). From 1984 to 1994, Mr. Gastone worked at Booz.Allen & Hamilton, focusing on strategy and mergers & acquisitions advisory. From 1977 to 1982, he worked as a consultant for The Boston Consulting Group. In 1983, Mr. Gastone received his MBA from INSEAD in Fontainebleau, France in 1983. He graduated from the Ecole des Hautes Etudes Commerciales in 1977 with a BA.

Alberto J. Bautista was elected as a director of our company in June 2005. Mr. Bautista has worked as the Founder and Principal Consultant of AJB Consulting since January 2004. AJB Consulting is a healthcare consulting practice based in Singapore, focused on small and medium sized companies in the life science, medical device, and biotech spaces. From June 1975 to December 2003 he worked at Baxter International in various senior executive positions, including as Vice President and Consultant of Global Renal at Baxter Japan, President of the Asian Division of Baxter Healthcare, President of Worldwide Exports for Baxter World Trade and General Manager of various branch locations. Mr. Bautista received his M.S. in Management at the Sloan School (Massachusetts Institute of Technology) and his B.S. in Industrial Engineering at the University of the Philippines.

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Directors are elected by a plurality of the shareholders at annual or special meetings of shareholders held for that purpose. In connection with our acquisition of Ceragenix Corporation, we issued to Osmotics Corporation an aggregate of 11,191,768 shares of our common stock and 1,000,000 shares of non-voting Series A Preferred Stock. Concurrently with the closing of the acquisition, Osmotics Corporation entered into a voting agreement with Mr. Steven Porter under which Mr. Porter exercised all voting rights with respect to shares of our common stock owned by Osmotics Corporation. Those shares represented approximately 92% of our total issued and outstanding shares of common stock, and gave to Mr. Porter the ability to control the election of our board of directors.

Effective November 7, 2005, Osmotics Corporation adopted a Plan of Distribution pursuant to which it plans to exchange 10.7 million shares of our common stock and 1.0 million shares of our Series A Preferred Stock for shares of its outstanding common or preferred stock. As part of that Plan of Distribution, Osmotics Corporation entered into an escrow agreement with Corporate Stock Transfer, Inc., as Escrow Agent, to hold the 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock pending registration of those securities under the Securities Act. Under the terms of the escrow agreement, Osmotics Corporation concurrently granted to our board of directors an irrevocable proxy to vote all of the escrowed shares (an aggregate of 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock (“non-voting”)). As a result of this series of transactions, our board of directors in effect, exercises voting control over future elections of members of our board of directors until such time as the Plan of Distribution of Osmotics Corporation has been completed.

The holders of the Convertible Notes have the right to appoint one member to our board of directors. As of the date of this Report, they have not exercised this right.

Except as noted above for Mr. Carl Genberg’s bankruptcy filing, during the last five (5) years none of our directors or officers has:

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

Item 10.         Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our executive officers for all services rendered to us and our subsidiaries for each of our last three (3) completed fiscal years.

Long Term Compensation
Options
	Annual Compensation			SARs
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	(#)(2)
Steven S. Porter Chief Executive Officer	2005 2004 2003	$115,375 69,353 15,625	25,000 — —	950,000 — —
Jeffrey S. Sperber Chief Financial Officer	2005 2004 2003	147,875 51,450 —	20,000 — —	400,000 — —
Dr. Peter Elias Chief Scientific Officer	2005 2004 2003	90,000 60,000 —	— — —	150,000 — —
Carl Genberg Senior Vice President	2005 2004 2003	149,125 120,000 90,000	20,000 — —	550,000 — —
Russell L. Allen Vice President of Corporate Development	2005 2004 2003	97,500 — —	— — —	250,000 — —

(1)                                  For Messrs Porter and Genberg, salary compensation for 2004 and 2003 represents amounts allocated from Osmotics Corporation. For Messrs Sperber and Elias, salary compensation for 2004 represents amounts allocated from Osmotics Corporation.

(2)                                  For Mr. Porter includes 475,000 options granted to Mrs. Francine Porter in her role as Chief Executive Officer of Osmotics Corporation.

Option/SAR Grants in the Last Fiscal Year

The following table sets forth certain information with respect to the grant of stock options to our executive officers in the last fiscal year.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
Steven S. Porter (1)	950,000	28.0%	$1.00	2015
Jeffrey S. Sperber	400,000	11.8%	$1.00	2015
Dr. Peter Elias	150,000	4.4%	$1.00	2015
Carl Genberg	550,000	16.2%	$1.00	2015
Russell L. Allen	250,000	7.4%	$3.80	2015

(1)  Includes 475,000 options granted to Mrs. Francine Porter in her role as Chief Executive Officer of Osmotics Corporation.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth certain information with respect to options exercised during 2005, and the aggregate number and value of shares underlying unexercised options held as of December 31, 2005, by each of the named officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in-the- Money Options/SAR’s at FY-End ($) Exercisable/ Unexercisable
Steven S. Porter	—	—	950,000/0	$950,000/$0
Jeffrey S. Sperber	—	—	400,000/0	$400,000/$0
Dr. Peter Elias	—	—	150,000/0	$150,000/$0
Carl Genberg	—	—	550,000/0	$550,000/$0
Russell Allen	—	—	0/250,000	$0/$0

Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of our common stock on the date the options are exercised.

The value of unexercised options is based on $2.00, the last reported sales price of our common stock as reported on the Nasdaq OTC Bulletin Board on December 31, 2005, less the exercise price payable for such shares.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with Ceragenix Corporation. The merger agreement with Ceragenix Corporation provided that we would assume the employment agreements as part of the merger. Set forth below is information on the employment agreements.

Name	Position	Annual Salary	Bonus
Steven S. Porter	CEO	$195,000	Up to 50% of base salary depending on performance
Jeffrey S. Sperber	CFO	$175,000	Up to 50% of base salary depending on performance
Carl Genberg	SVP—Research & Development	$185,000	Up to 50% of base salary depending on performance
Dr. Peter Elias	Chief Scientific Officer	$90,000

A summary of each executive’s contract, except for Dr. Elias’, is as follows:

All of the above executives will be eligible for options to purchase our common stock. Each executive will receive four weeks of paid vacation.

Each employment agreement has a two year term ending December 31, 2006 and may be terminated at any time by us or the executive upon written 90 days notice. If we terminate an executive’s employment without “just cause” or the executive terminates his employment for “good reason,” or if we give notice of non-renewal (including subsequent renewals), then the executive will be entitled to receive the following benefits at the end of the employment term:

(a)           Severance in the amount of two years base salary for Mr. Porter and 18 months for each of Messrs. Sperber and Genberg at the termination date payable in a lump sum. These severance amounts may be modified by the Compensation Committee of the Board of Directors should the Committee determine that they are not within a reasonable range for the respective positions within the industry.

(b)           Bonus in the amount of the prior fiscal year bonus received by executive payable in a lump sum.

We will maintain in full force and effect, for the continued benefit of the executive’s family for one year after a termination date, all employee welfare benefit plans and any other employee benefit programs or arrangements (including, without limitation, medical and dental insurance plans, disability and life insurance) in which the executive was entitled to participate immediately prior to a termination date, provided that the executive’s continued participation is possible under the general terms and provisions of such plans and programs. In the event that the executive’s participation in any such plan or program is not permissible, we will arrange to provide the executive with benefits substantially similar to those which he would be entitled to receive under such plans and programs.

Unless the executive is terminated for “just cause,” all of the executive’s outstanding stock options which the executive holds and which are not then vested and exercisable shall vest and become exercisable immediately upon his termination of employment and, together with all other vested stock options which he holds, will remain exercisable for the full term of such options. In addition, any outstanding restricted stock awards which the executive may hold and which are not then vested shall vest.

The executive will not be required to mitigate the amount of any payment provided for in his employment agreement by seeking other employment or otherwise, nor will the amount of any payment provided for in his employment agreement be reduced by any compensation earned by him as the result of employment by another employer after a termination date, or otherwise.

In the event of a change in control, at the executive’s option, he may terminate his employment and receive the severance, bonus, health care benefits, accelerated vesting and extended exercise period of his stock options described above. Each executive will have 12 months from the effective date of the change in control to exercise this option.

If employment of the executive is terminated as a result of death or disability of the executive, then the executive or his estate or legal representative will receive a lump sum payment equal to (a) his base salary at the termination date and (b) a bonus in the amount equal to the executive’s bonus for the prior fiscal year. In the absence of a determination of a bonus for the prior fiscal year, the bonus will be calculated as the target bonus of 50%.

If the executive’s employment is terminated for “just cause,” the executive will be entitled only to his prorated base salary through the date of termination and prorated bonus as the Board of Directors, in its sole reasonable discretion, may determine, taking into account the events giving rise to just cause.

In the event of a termination of an executive for just cause, we will continue to pay the executive’s then current base salary until the issuance of an arbitration award affirming our action. In the event the arbitrator upholds our action, the executive will be required to promptly repay us any sums received subsequent to the termination of employment. The cost of the arbitration proceeding, including filing fees and arbitrators’ compensation, will be borne by us. In the event that the arbitrator rules that the termination was not for just cause, then we will be liable for executive’s reasonable attorneys’ fees and any out-of-pocket expenses incurred.

We will also defend and indemnify each executive in his capacity as an officer against all claims, judgments, damages, liabilities, costs and expenses (including reasonable attorney’s fees) arising out of, based upon, or related to his performance of services to us, to the maximum extent permitted under law, except to the extent that such claims arise out of executive’s (a) willful misconduct, (b) gross negligence or (c) reckless disregard of the duties involved in the conduct of the executive’s position.

Any of the following actions by the executive constitutes just cause for termination by us:

•                  Commission by the executive of an act or omission which would constitute a felony under any federal or state laws which act or omission (i) invokes moral turpitude or serious bodily harm to any person or (ii) materially adversely affects the financial well being or reputation of the Company or (iii) reflects adversely upon the executive’s fitness for continued service as an officer of the Company; or

•                  Alcoholism or illegal drug addiction, if established by competent evidence; or

•                  A willful or grossly negligent material breach of any term of the employment agreement of the executive which executive fails to cure within 15 days (provided that the breach is capable of cure) of receipt of written notice thereof; or

•                  A willful or grossly negligent breach of executive’s fiduciary duties to the Company which shall be determined by the Board of Directors; or

•                  Repeated, documented gross insubordination which shall be determined by the Board of Directors that the executive fails to cure within 15 days of receipt of written notice.

Any of the following actions or omissions by us will constitute good reason for the termination by executive:

•                  Material breach by us of any provision of the executive’s employment agreement which is not cured by us within 15 days of notice thereof; or

•                  Reduction in the executive’s base salary, bonus, other benefits or job responsibilities; or

•                  Relocation of the executive without his prior consent to a facility or location that is more than fifty (50) miles away from the executive’s then present offices and personal residence.

“Change in control” is defined to mean (i) any consolidation, merger or sale of substantially all of our assets, or (ii) a merger in which we are not the surviving corporation or a consolidation of the Company with another entity or other similar transaction, in which more than 50% of the outstanding shares or voting power of the Company or successor entity become held by persons other than the then present shareholders of the Company. The Merger did not constitute a change of control under each executive’s employment agreement nor does any event in which we sell common stock or voting preferred stock for cash in order to fund operations constitute a change in control.

A summary of Dr. Elias’ employment agreement is as follows:

The term of Dr. Elias’ agreement is through May 1, 2006. During this period, he is to spend at least 50% percent of his business time on the affairs of the Company. While his agreement does not provide for a specific bonus target, he may be awarded incentive compensation at the discretion of the Board of Directors. In the event that Dr. Elias’ employment is terminated by us for any reason other than “cause,” or if he terminates his employment for “good reason,” as those terms are defined in the agreement, he would be owed his monthly salary for the remaining term of his contract. Additionally, any unvested stock options would become 100% vested.

In the event of a termination of Dr. Elias for cause, we will continue to pay Dr. Elias’ then current base salary until the issuance of an arbitration award affirming our action. In the event the arbitrator upholds our action, Dr. Elias will be required to promptly repay us any sums received subsequent to the termination of employment. The cost of the arbitration proceeding, including filing fees and arbitrators’ compensation, will be borne by us. In the event that the arbitrator rules that the termination was not for cause, then we will be liable for Dr. Elias’ reasonable attorneys’ fees and any out-of-pocket expenses incurred.

Arrangement with Mr. Russell Allen

In connection with his appointment as our Vice President of Corporate Development, we offered the following employment terms to Mr. Allen:

Salary:	$180,000 per year.

Bonus:	Mr. Allen will be eligible for a bonus of up to 50% of his annual salary based on objectives to be determined by the Compensation Committee.

Stock Options:

An option to purchase 250,000 shares of our common stock, with vesting in equal amounts at the end of each year of employment over a three year period. The option was priced at the fair market value on the date of grant ($3.80).

Director Compensation

Stock Options

All outside directors will receive options to acquire 70,000 shares of our common stock upon joining our Board of Directors. Such options will vest 100% on the first anniversary of the date of grant. On December 12, 2005, the disinterested directors approved accelerating the vesting of these options in order to avoid expense recognition during 2006. Outside directors will also each receive annual grants of options to purchase 15,000 shares of our common stock, the timing and other terms to be determined by the Compensation Committee of our Board of Directors. All options shall be priced at fair market value on the date of grant

Cash Compensation

All outside directors will be compensated $1,000 per meeting day for meetings attended in person and $500 per telephonic board meeting. Travel time shall not be considered a meeting day.

Chairperson Bonus

All Committee Chairs shall receive a bonus equal to 10% of the stock options and cash compensation called for under this policy. To illustrate, options granted to a Committee Chair shall be 77,000 and cash paid for attended meetings shall be $1,100.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting. For domestic travel, only coach airfare will be reimbursed; for international travel we will reimburse for business class.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2005, and as adjusted for the sale of options and warrants, the common stock ownership of (i) each person known by us to be the beneficial owner of five (5%) percent or more of our common stock, (ii) all directors individually, (iii) all officers individually, and (iv) all directors and officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name & Address(1) of Beneficial Owner	Shares Beneficially Owned(2)
	Number	Percent(3)
Steven S. Porter(4)	950,000	6.0
Jeffrey S. Sperber(5)	400,000	2.6
Dr. Peter Elias(6)	150,000	1.0
Carl Genberg(7)	550,000	3.6
Russell Allen	200	*
Michel Darnaud(8)	70,000	*
Cheryl A. Hoffman-Bray(9)	77,000	*
Philippe J.C. Gastone(10)	77,000	*
Alberto J. Bautista(11)	70,000	*
Osmotics Corporation(12) 1444 Wazee Street, Suite 210 Denver, Colorado 80202	13,248,929	78.0
Executive Officers and Directors as a Group(13)	2,344,200	13.6

*              Indicates less than 1%

(1)           Unless otherwise noted, the address of the beneficial owner is Ceragenix Pharmaceuticals, Inc. 1444 Wazee Street, Suite 210, Denver, Colorado 80202.

(2)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options and warrants currently exercisable within 60 days of December 31, 2005 are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)           Percentage of beneficial ownership is based on 14,921,878 issued shares of common stock.

(4)           Includes 475,000 shares that Mr. Porter is entitled to purchase through a currently exercisable option and 475,000 shares that his spouse, Mrs. Francine Porter, is entitled to purchase through a currently exercisable option. Does not include the shares issued in the Merger to be beneficially owned by Mr. Porter upon distribution by Osmotics Corporation as described under Item 12 – Certain Relationships and Related Transactions – The Merger with Ceragenix Corporation, below.

(5)           Represents shares that Mr. Sperber is entitled to purchase through a currently exercisable option. Does not include the shares issued in the Merger to be beneficially owned by Mr. Sperber upon distribution by Osmotics Corporation as described under Item 12 – Certain Relationships and Related Transactions – The Merger with Ceragenix Corporation, below

(6)           Represents shares that Dr. Elias is entitled to purchase through a currently exercisable option. Does not include the shares issued in the Merger to be beneficially owned by Dr. Elias upon distribution by Osmotics Corporation as described under Item 12 – Certain Relationships and Related Transactions – The Merger with Ceragenix Corporation, below

(7)           Represents shares that Mr. Genberg is entitled to purchase through a currently exercisable option. Does not include the shares issued in the Merger to be beneficially owned by Mr. Genberg upon distribution by Osmotics Corporation as described under Item 12 – Certain Relationships and Related Transactions – The Merger with Ceragenix Corporation, below

(8)           Represents shares that Mr. Darnaud is entitled to purchase through a currently exercisable option.

(9)           Represents shares that Ms. Hoffman-Bray is entitled to purchase through a currently exercisable option.

(10)         Represents shares that Mr. Gastone is entitled to purchase through a currently exercisable option.

(11)         Represents shares that Mr. Bautista is entitled to purchase through a currently exercisable option.

(12)         Includes 1,057,161 shares that Osmotics Corporation is entitled to purchase through a warrant, which warrant is immediately exercisable. Includes 1,000,000 shares that are issuable to Osmotics Corporation upon conversion of our Series A Preferred Stock that was issued as part of the Merger. Of the 11,191,768 shares of our common stock owned by Osmotics Corporation, 10,700,000 shares of our common stock and all of our Series A Preferred Stock have been deposited under an escrow agreement with Corporate Stock Transfer, Inc., pending an exchange offering with the securityholders of Osmotics

Corporation. Pursuant to the terms of the Escrow Agreement, an irrevocable proxy has been granted by Osmotics to our Board to vote these shares (i) in favor of the Board’s nominees for director, and (ii) on other matters, as determined by a majority of our Board. This proxy terminates upon distribution of the shares to the Osmotics shareholders.

(13)         Represents 2,344,000 shares that directors and officers are entitled to purchase through currently exercisable options. Does not include: (i) the shares issued in the Merger to be beneficially owned by directors and officers upon distribution by Osmotics Corporation as described under Item 12 – Certain Relationships and Related Transactions – The Merger with Ceragenix Corporation, below, or (ii) 10,700,000 shares held in escrow but voted as determined by a majority of our Board under an irrevocable proxy as described in the preceding footnote.

Item 12.         Certain Relationships and Related Transactions

Consulting Arrangements

The Merger with Ceragenix Corporation

By virtue of the Merger with Ceragenix Corporation, Frank L. Jennings resigned as our Chief Executive Officer and Chief Financial Officer as of the closing of the Merger. Concurrently, the executive officers of Ceragenix Corporation were appointed to serve as our executive officers in the following positions:

Steven S. Porter	Chief Executive Officer and Chairman
Jeffrey Sperber	Chief Financial Officer and Secretary
Dr. Peter Elias	Chief Scientific Officer
Carl Genberg	Senior Vice President

Each of the newly appointed officers and directors received options to purchase our common stock as part of the merger. The options are fully vested, are exercisable at $1.00 per share and expire in January 2015. The options will terminate if the holder’s employment is terminated for cause. The officers and directors received our options in exchange for previously held Ceragenix Corporation options. The exchange ratio for the option shares was one-for-one. The officers and directors received options to purchase the following number of shares:

Steven S. Porter*	950,000
Jeffrey Sperber	400,000
Carl Genberg	550,000
Dr. Peter Elias	150,000

*                                         Includes 475,000 options granted to Ms. Francine Porter.

The following officers and directors are either a shareholder or preferred shareholder of Osmotics Corporation. We have agreed to register with the Securities and Exchange Commission the shares of common stock held by Osmotics Corporation. Assuming that Osmotics Corporation distributes the shares of our common stock held by it as currently planned, the following officers and directors would be entitled to receive approximately the following number of shares of our common stock:

Steven S. Porter*	693,714
Jeffrey Sperber	25,000
Carl Genberg	98,917
Dr. Peter Elias	13,333

*                                         Includes 346,857 shares allocated to Ms. Francine Porter.

Mr. Porter continues to serve on Osmotics Corporation’s board of directors. Mr. Porter’s wife, Mrs. Francine Porter, serves as the Chief Executive Officer of Osmotics Corporation.

Ceragenix Corporation is a party to a Shared Services Agreement with Osmotics Corporation, under which we pay Osmotics Corporation $5,000 a month for the use of office space and certain administrative services. The Shared Services

Agreement also permits Osmotics Corporation to utilize the services of our new officers, provided that we are compensated for their time.

In May 2005, Ceragenix Corporation entered into an agreement with Osmotics Corporation for the services of an Osmotics Corporation employee who assisted Ceragenix Corporation with public relations efforts. The agreement was for a period of 60 days and called for a total payment of $5,000.

Ceragenix Corporation is also a party to several agreements with Osmotics Corporation related to the intellectual property underlying Ceragenix Corporation’s proposed products. Specifically, Ceragenix Corporation is a party to a Technology Transfer Agreement, a Sublicense Agreement and a Non-Compete Agreement which, together, resulted in the transfer and assignment to Ceragenix Corporation of Osmotics Corporation’s intellectual property rights related to prescription applications of barrier repair technology licensed from the University of California as well as to remove Osmotics Corporation as a co-licensee under Osmotics Corporation’s license agreement with Brigham Young University.

Mr. Porter was a party to a Voting Agreement with us. Under the Voting Agreement, Mr. Porter had the right to vote all of the shares of our stock held by Osmotics Corporation, as directed by the Osmotics Corporation board of directors. The Voting Agreement terminated upon Osmotics Corporation distributing its shares of our common stock to the escrow agent (see discussion that follows)

Effective November 7, 2005, Osmotics Corporation adopted a Plan of Distribution pursuant to which it plans to exchange 10.7 million shares of our common stock and 1.0 million shares of our Series A Preferred Stock for shares of its outstanding common or preferred stock. As part of that Plan of Distribution, Osmotics Corporation entered into an escrow agreement with Corporate Stock Transfer, Inc., as Escrow Agent, to hold the 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock pending registration of those securities under the Securities Act. Under the terms of the escrow agreement, Osmotics Corporation concurrently granted to our board of directors an irrevocable proxy granting to our board of directors the right to vote all of the escrowed shares (an aggregate of 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock (“non-voting”)). As a result of this series of transactions, our board of directors in effect, exercises voting control over future elections of members of our board of directors until such time as the Plan of Distribution of Osmotics Corporation has been completed.

Based on its ownership of approximately 75% of our issued and outstanding common stock, Osmotics Corporation may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

Item 13.         Exhibits

Item	Title
+	2.0	Agreement and Plan of Merger dated as of April 8, 2005
++	2.1	Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005
+++	3.1	Certificate of Incorporation
++++	3.2	Certificate of Amendment to Certificate of Incorporation
**	3.3	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock
******	3.4	Certificate of Amendment to Certificate of Incorporation
+++	3.5	Bylaws
***	3.6	Amended and Restated Bylaws
*	4.1	Form of Convertible Debenture Agreement
*	4.2	Form of Warrant Agreement
*****	5.0	Opinion of Clifford L. Neuman, P.C. regarding the legality of the securities being registered
****	10.1	Closing Escrow Agreement dated as of May 10, 2005
****	10.2	Voting Agreement dated as of May 10, 2005
****	10.3	Assignment and Assumption Agreement dated as of May 10, 2005
****	10.4	Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005
****	10.5	Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005
****	10.6	Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005
****	10.7	Employment Agreement by and among Osmotics Pharma, Inc. and Dr. Peter Elias dated as of January 1, 2005
*****	10.8	Shared Services Agreement with Osmotics Corporation dated January 26, 2005

*****	10.9	Sublicense Agreement with Osmotics Corporation for Barrier Repair Technology dated January 24, 2005
*****	10.10	Technology Transfer Agreement with Osmotics Corporation dated January 24, 2005
*****	10.11	Non-Compete Agreement with Osmotics Corporation dated May 10, 2005
*****	10.12	Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000
*****	10.13	Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc.
*****	10.14	Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004
*****	10.15	Consent to Assignment of Rights by Brigham Young University, dated February 11, 2005
********	10.16	Stock Purchase Agreement with Trans Alaska Holdings, Inc. dated September 28, 2005.
*******	10.17	Form of Convertible Note
*******	10.18	Form of Investor Warrant
*******	10.19	Form of Subscription Agreement
*******	10.20	Security Agreement
*******	10.21	Collateral Agent Agreement
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32	Certification pursuant to USC Section 1350
******	99.1	Articles of Amendment to Articles of Incorporation of Ceragenix Corporation

+                                                     Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 8, 2005 as filed with the Commission on April 13, 2005.

++                                              Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 28, 2005 as filed with the Commission on May 2, 2005.

+++                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 dated September 26, 2002, as filed with the Commission on September 26, 2002.

++++                                Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 A-3 dated September 29, 2003, as filed with the Commission on September 29, 2003.

*                                                     Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 15, 2005 as filed with the Commission on April 21, 2005.

**                                              Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 5, 2005, as filed with the Commission on May 11, 2005.

***                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 A-1 dated January 13, 2003, as filed with the Commission on January 13, 2003.

****                                Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 10, 2005, as filed with the Commission on May 16, 2005.

*****                         Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 dated June 20, 2005, as filed with the Commission on June 20, 2005.

******                  Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A dated July 13, 2005, as filed with the Commission on July 13, 2005.

*******           Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 28, 2005 as filed with the Commission on November 30, 2005.

********    Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A dated October 4, 2005, as filed with the Commission on October 4, 2005.

Item 14.         Principal Accounting Fees and Services

For the years ended December 31, 2005, and 2004, we were billed by GHP Horwath, P.C., aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled $35,203 and $14,260 in 2005, and 2004, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

•                  Audit-Related Fees:  Fees for audit-related services totaled $21,885 and $0 in 2005 and 2004 respectively. Audit-related services principally included accounting consultations and work related to our SB-2 filings.

•                  Tax Fees:  We did not engage GHP Horwath, P.C., for any tax related services during 2005 or 2004.

•                  All Other Fees:  Fees for other services not included in the above were $0 in both 2005 and 2004.

In accordance with the Audit Committee’s charter, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor as follows:

Our Chief Financial Officer is authorized to engage our independent auditor for services not to exceed $2,500 per engagement and not to exceed $10,000 in aggregate on an annual basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized iIn the City of Denver, Colorado, on the 24th day of March, 2006.

CERAGENIX PHARMACEUTICALS, INC., a Delaware Corporation
By:

/s/ Steven S. Porter
Steven S. Porter

Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities with Ceragenix Pharmaceuticals, Inc. and on the dates indicated.

Signature	Position	Date

/s/ Steven S. Porter	Chief Executive Officer and Chairman of the Board	March 24, 2006
Steven S. Porter	(Principal Executive Officer)

/s/ Jeffrey S. Sperber	Chief Financial Officer and Director (Principal Financial	March 24, 2006
Jeffrey S. Sperber	Officer and Principal Accounting Officer)

/s/ Michel Darnaud	Director	March 24, 2006
Michel Darnaud

/s/ Philippe Gastone	Director	March 24, 2006
Phillipe Gastone

/s/ Alberto Bautista	Director	March 24, 2006
Alberto Bautista

/s/ Cheryl A. Hoffman-Bray	Director	March 24, 2006
Cheryl A. Hoffman-Bray

EXHIBIT INDEX

Item	Title
+	2.0	Agreement and Plan of Merger dated as of April 8, 2005
++	2.1	Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005
+++	3.1	Certificate of Incorporation
++++	3.2	Certificate of Amendment to Certificate of Incorporation
**	3.3	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock
******	3.4	Certificate of Amendment to Certificate of Incorporation
+++	3.5	Bylaws
***	3.6	Amended and Restated Bylaws
*	4.1	Form of Convertible Debenture Agreement
*	4.2	Form of Warrant Agreement
*****	5.0	Opinion of Clifford L. Neuman, P.C. regarding the legality of the securities being registered
****	10.1	Closing Escrow Agreement dated as of May 10, 2005
****	10.2	Voting Agreement dated as of May 10, 2005
****	10.3	Assignment and Assumption Agreement dated as of May 10, 2005
****	10.4	Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005
****	10.5	Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005
****	10.6	Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005
****	10.7	Employment Agreement by and among Osmotics Pharma, Inc. and Dr. Peter Elias dated as of January 1, 2005
*****	10.8	Shared Services Agreement with Osmotics Corporation dated January 26, 2005
*****	10.9	Sublicense Agreement with Osmotics Corporation for Barrier Repair Technology dated January 24, 2005
*****	10.10	Technology Transfer Agreement with Osmotics Corporation dated January 24, 2005
*****	10.11	Non-Compete Agreement with Osmotics Corporation dated May 10, 2005
*****	10.12	Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000
*****	10.13	Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc.
*****	10.14	Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004
*****	10.15	Consent to Assignment of Rights by Brigham Young University, dated February 11, 2005
********	10.16	Stock Purchase Agreement with Trans Alaska Holdings, Inc. dated September 28, 2005.
*******	10.17	Form of Convertible Note
*******	10.18	Form of Investor Warrant
*******	10.19	Form of Subscription Agreement
*******	10.20	Security Agreement
*******	10.21	Collateral Agent Agreement
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32	Certification pursuant to USC Section 1350
******	99.1	Articles of Amendment to Articles of Incorporation of Ceragenix Corporation

+                                                     Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 8, 2005 as filed with the Commission on April 13, 2005.

++                                              Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 28, 2005 as filed with the Commission on May 2, 2005.

+++                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 dated September 26, 2002, as filed with the Commission on September 26, 2002.

++++                                Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 A-3 dated September 29, 2003, as filed with the Commission on September 29, 2003.

*                                                     Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 15, 2005 as filed with the Commission on April 21, 2005.

**                                              Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 5, 2005, as filed with the Commission on May 11, 2005.

***                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 A-1 dated January 13, 2003, as filed with the Commission on January 13, 2003.

****                                Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 10, 2005, as filed with the Commission on May 16, 2005.

*****                         Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 dated June 20, 2005, as filed with the Commission on June 20, 2005.

******                  Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A dated July 13, 2005, as filed with the Commission on July 13, 2005.

*******           Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 28, 2005 as filed with the Commission on November 30, 2005.

********    Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A dated October 4, 2005, as filed with the Commission on October 4, 2005.