Form 10QSB
period 2006-03-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2006-05-12
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐   No ☒

As of May 10, 2006, the Registrant had 16,126,301 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes  ☐   No ☒

PART 1. FINANCIAL INFORMATION

Item 1.           Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,803,946
Prepaid expenses and other	356,423
Total current assets	4,160,369

Property and equipment, net	3,242
Debt placement costs, net	474,808
Total assets	$4,638,419

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$299,871
Accrued preferred stock dividends	525,161
Promissory note – Osmotics	136,170
Licensed technology obligation	267,259
Convertible debenture	50,000
Total current liabilities	1,278,461

Derivative liability	6,158,636
Convertible notes, net of discount of $2,357,412	642,588
Total liabilities	8,079,685

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,113,301 shares issued and outstanding	1,611
Additional paid-in capital	15,198,633
Deferred compensation	(47,666)
Deficit accumulated during the development stage	(18,593,844)

Total stockholders’ deficit	(3,441,266)

Total liabilities and stockholders’ deficit	$4,638,419

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH MARCH 31, 2006

(unaudited)

	Three Months Ended March 31,		Cumulative From Inception (February 20,
	2006	2005	2002)

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	41,250	29,953	583,204
Testing and development	55,749	4,700	378,896
General and administrative	609,412	202,051	3,356,121
	706,411	236,704	4,318,221

Loss from operations	(706,411)	(236,704)	(4,318,221)

OTHER EXPENSE:
Interest, net	(570,568)	(35,934)	(3,276,117)
Loss on value of derivative liability	(3,546,397)	—	(3,302,417)
	(4,116,965)	(35,934)	(6,578,534)

LOSS BEFORE DISCONTINUED OPERATIONS:	(4,823,376)	(272,638)	(10,896,755)
Discontinued operations	—	—	(7,697,089)

NET LOSS	(4,823,376)	(272,638)	(18,593,844)

PREFERRED STOCK DIVIDENDS	(60,000)	(45,161)	(285,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,883,376)	$(317,799)	$(18,879,005)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	14,988,489	11,427,961

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted –
Loss before discontinued operations	$(.33)	$(.03)
Discontinued operations	$—	$—
Loss attributable to common shareholders	$(.33)	$(.03)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH MARCH 31, 2006

(unaudited)

	2006	2005	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,823,376)	$(272,638)	$(18,593,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on value of derivative liability	3,546,397	—	3,302,417
Impairment loss on goodwill	—	—	7,732,968
Amortization of debt discount	364,021	—	2,336,733
Amortization of debt placement costs	73,317	—	539,872
Noncash stock compensation expense	113,664	—	694,489
Noncash licensed technology costs.	—	5,370	214,882
Loss on disposal of assets held for sale	—	—	28,493
Depreciation and deferred compensation expense	5,679	—	17,241
Imputed interest expense	6,831	30,834	172,377
Decrease (Increase) in prepaid expenses and other	18,882	(23,060)	(63,924)
(Decrease) Increase in accounts payable and accrued liabilities	(22,885)	75,915	389,629
Net cash used in operating activities of continuing operations	(717,470)	(183,579)	(3,228,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	(35,196)	(72,760)
Purchase of property and equipment	—	—	(4,489)
Net cash provided by (used in) investing activities of continuing operations	—	(35,196)	1,070,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	550,000	925,000
Payments under Promissory Note - Osmotics	(105,000)	(303,831)	(1,063,830)
Net proceeds from sale of convertible notes	—	—	2,842,166
Net proceeds from the exercise of warrants	2,180,350	—	2,180,350
Borrowings under insurance financing agreement	—	—	66,379
Payments under insurance financing agreement	(13,275)	—	(66,379)
Advances from Osmotics	—	49,000	2,586,369
Advances to Osmotics	—	(49,000)	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by financing activities of continuing operations	2,062,075	246,169	6,114,602

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)

Net increase in cash	1,344,605	27,394	3,803,946
Cash and cash equivalents at the beginning of period	2,459,341	200	—
Cash and cash equivalents at the end of period	$3,803,946	$27,594	$3,803,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months ended March 31,
	2006	2005
Cash paid during period for:
Interest	$80,436	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Three Months ended March 31,
	2006	2005

Conversion of debt to common stock	$200,000	$—
Accrual of prepaid dividend	$240,000	$—
Debt discount converted to additional paid in capital	$173,015	$—
Debt placement costs converted to additional paid in capital	$34,847	$—

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

	Preferred Stock		Common Stock			Deferred	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2006	1,000,000	$—	14,921,878	$1,492	$12,586,869	$(52,971)	$(13,770,468)	$(1,235,078)

Conversion of Convertible Notes	—	—	97,561	10	417,234	—	—	417,244

Exercise of warrants, net of commissions	—	—	1,093,862	109	2,180,241	—	—	2,180,350

Stock option compensation expense	—	—	—	—	74,289	—	—	74,289

Amortization of deferred compensation	—	—	—	—	—	5,305	—	5,305

Net loss	—	—	—	—	—	—	(4,823,376)	(4,823,376)

Preferred stock dividends	—	—	—	—	(60,000)	—	—	(60,000)

BALANCES, March 31, 2006	1,000,000	$—	16,113,301	$1,611	$15,198,633	$(47,666)	$(18,593,844)	$(3,441,266)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(1)                                 BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc., formerly OnSource Corporation, (the “Company”) is an emerging biopharmaceutical company focused on dermatology and infectious disease. On May 10, 2005, the Company merged with Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) a privately held specialty pharmaceutical company, whereby the Company acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock, warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger. Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, is now the Company’s largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition. For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation. The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, the Company changed its fiscal yearend from June 30 to December 31 to conform with Ceragenix Corporation’s yearend. For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.

Since its inception in February 2002, Ceragenix Corporation’s principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and recruiting management and board members. For accounting purposes, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska (the “Bingo Business”). The Company subsequently sold this business (Note 3).

The acquisition cost was measured at the fair value of OnSource and consisted of the following:

Fair value of OnSource’s outstanding common stock	$883,299	(1)
Fair value of OnSource’s outstanding warrants	8,744,688	(2)
Fair value of OnSource’s equity instruments	9,627,987
Relief of Ceragenix payable to OnSource	(925,000	(3)
Transaction costs incurred	72,760
Total acquisition cost	$8,775,747

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
$8,775,747

(2)                                 MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Management’s Plans

Since our inception in February 2002, we have not generated revenue and have incurred net losses. Accordingly, we have not generated cash flow from operations and have relied upon advances from Osmotics and proceeds from the sale of convertible debt securities to fund our operations. In order to commercialize our planned products in the U.S., we will require marketing clearance from the United States Food and Drug Administration (the “FDA”). Subsequent to March 31, 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream for treating certain skin disorders.

As of March 31, 2006, we had cash and cash equivalents of $3,803,946. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through at least the end of 2006. Accordingly, we will need to raise additional capital to fully execute our business plan. The amount of capital we will require depends greatly on the commercialization strategy employed for EpiCeram® and the development efforts we engage in for the Ceragenins™. We currently plan to raise between $8 million and $15 million during 2006. The proceeds will primarily be used to expand and accelerate the development activities of our Ceragenin™ technology, further develop our barrier repair technology and general corporate purposes. The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. The terms of such a financing could result in significant dilution to our current stockholders. There currently exist no agreements, commitments or arrangements for any financing, and there is no assurance that we will be successful in raising this additional capital. If we are not successful in out-licensing EpiCeram®, we will have to either raise more capital than we currently plan and/or scale-back our Ceragenin™ development activities. If we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at March 31, 2006, and the results of operations and cash flows of the Company for the three months ended March 31, 2006 and 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-KSB.

(3)                                 DISPOSITION OF THE BINGO BUSINESS

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

In September 2005, we entered into an agreement (the “Purchase Agreement”) to sell 100% of our ownership in Global Alaska Industries, Inc. (“GAI”) to an unaffiliated third party (controlled by two

Company shareholders who collectively own less than 5% of the Company’s common stock). The transaction has been approved by the Board and the Company’s majority shareholder, and the only remaining condition to close the transaction is the distribution of an Information Statement to the remainder of the Company’s shareholders. The Purchase Agreement sets the effective date of the transaction as September 30, 2005. On September 30, 2005, we gave operating control to the purchaser and we maintain no continuing involvement in the business. Further, the purchaser legally assumed all debt of GAI and we have made no guarantees related to the transaction. As a result, all risks of business operations transferred to the buyers on September 30, 2005. Accordingly, we ceased consolidating the financial results of the Bingo Business effective September 30, 2005. We expect to close on the transaction by the end of May 2006.

(4)                                 LICENSED TECHNOLOGY OBLIGATION

In May 2004, we entered into a license agreement with Brigham Young University (the “BYU License”) (see Note 10) under which we acquired the exclusive rights to certain patents owned by BYU. The BYU License calls for us to make a one time payment of $269,548 to BYU within 60 days from the Company receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We have reflected this obligation on the accompanying condensed consolidated balance sheet as a current liability called licensed technology obligation.

As the licensed technology obligation represents an obligation originally payable in a period greater than one year, and does not bear interest, we discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, we recorded the obligation at $214,882. The accompanying condensed consolidated statements of operations reflect imputed interest expense of $6,831 for both three month periods ended March 31, 2006 and 2005.

(5)                                 PROMISSORY NOTE – OSMOTICS

In January 2005, we issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note had a face amount of $1.2 million, was unsecured, did not bear interest, and was payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by our management. The Promissory Note was payable in full no later than December 31, 2005. As the Promissory Note did not bear interest, we recorded the Promissory Note at a discount, using a discount rate of 12% which management believed to be a reasonable cost of capital for the Company. Accordingly, we recorded a discount of $120,000 which was amortized on a straight-line basis over a 10-month period during 2005.

During 2005, we did not make all payments as scheduled. In December 2005, Osmotics agreed to amend the terms of the Promissory Note. Under the amended agreement, the outstanding principal balance shall be paid from time to time in amounts as requested by Osmotics and the balance must be paid in full by December 31, 2006. Additionally, an interest rate of 6% will accrue on the outstanding principal balance which shall be paid with the last principal payment. The accompanying condensed consolidated statements of operations reflect interest expense of $2,609 and $24,000 for the three months ended March 31, 2006 and 2005, respectively.

The Promissory Note was issued as consideration for an agreement to transfer certain licensed technology rights (the “Technology Transfer Agreement”) as well as for repayment of $779,445 in net advances previously made by Osmotics to Ceragenix Corporation. As the Technology Transfer Agreement represented a transaction between entities under common control, we recorded the licensed technology at $0 which was Osmotics’ historical carrying value of the technology. We recorded the difference between the original discounted value of the Promissory Note ($1,080,000) and the outstanding advance balance as a $300,555 reduction to additional paid in capital.

(6)                                 CONVERTIBLE DEBT

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

Events of default include failure to pay principal or interest in a timely manner, a breach of a material covenant not cured within 10 days of written notice, a breach of any material representations and warranties, the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent, a money judgment filed against us in excess of $75,000, bankruptcy, a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days. Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we are required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remain unregistered. Accordingly, $64,000 was recorded as an accrued liability and interest expense in the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2006 to reflect this obligation. The failure to receive timely registration was a technical default under the Convertible Notes. The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006. Such registration statement was declared effective on May 12, 2006.

In addition, purchasers of the Convertible Notes received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share (the “Convertible Note Warrants”). We also issued to a placement agent and finder, warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share (the “Placement and Finder Warrants”) and paid them cash commissions of $320,000.

Per the guidance of Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative

Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF-05-2”), the anti-dilution features of the Convertible Notes did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature of the Convertible Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the Convertible Notes (host contract) and recorded the liability at its fair value of $1,792,000 with a corresponding entry to debt discount. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The debt discount is reflected as a reduction to the Convertible Notes on the accompanying condensed consolidated balance sheet. The debt discount is being amortized on a straight-line basis over the two year life of the Convertible Notes.

The Convertible Note Warrants provide for a “cashless exercise” at the option of the holder. Per the guidance of EITF No. 00-19, this conversion feature meets the definition of a derivative. Accordingly, we bifurcated the derivative from the Convertible Note Warrants (host contract) and recorded the liability at its fair value of $1,237,073 with a corresponding entry to debt discount. The Convertible Note Warrants were valued using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the two year life of the Convertible Notes.

For the three months ended March 31, 2006, we amortized $364,021 of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Placement and Finder Warrants also contain a cashless exercise provision. Accordingly, they meet the definition of a derivative. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent and finder as a debt placement cost. The debt placement costs, which also include legal and related expenses of $37,833, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the three months ended March 31, 2006, we amortized $73,317 of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

In February 2006, a holder converted $200,000 of Convertible Notes into 97,561 shares of common stock. In connection with this conversion, we reclassified $34,847 of debt placement costs and $173,015 of debt discount as a reduction to additional paid in capital which represents the pro rata unamortized amount of such costs associated with the converted notes.

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

(7)                                 DERIVATIVES

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

We have three classes of securities that contain embedded derivatives. At March 31, 2006, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Notes	$3,409,756
Convertible Note Warrants	2,286,830
Placement and Finder Warrants	462,050
$6,158,636

For the three months ended March 31, 2006, we recorded losses of $3,546,397 related to marking to market the fair values of the derivative liabilities. Further, in connection with the conversion of the Convertible Notes described in Note 6 above, we reclassified $425,106 of derivative liability as an increase to additional paid in capital. This amount represents the proportionate amount of the fair value of the derivative at the dates of conversion. There were no securities meeting the definition of a derivative outstanding during the three months ended March 31, 2005.

(8)                                 STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes the Board of Directors to issue up to 5.0 million shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions. As described in Note 1 above, in connection with the Merger, the Board of Directors authorized the issuance of 1.0 million shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1.0 million shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment is payable upon the Company raising at least $5.0 million in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend is payable in cash while all subsequent dividends are payable in either cash or stock at the option of the Company. For the three months ended March 31, 2006 and 2005, we recorded $60,000 and $45,161, respectively, of accrued preferred stock dividends. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an additional accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying condensed consolidated balance sheet. This prepaid dividend will be amortized on a straight-line basis over a twelve month period (the period over which it is earned). Our Board of Directors declared the First Dividend effective April 30, 2006. The First Dividend was paid on May 1, 2006.

The original issuance of preferred stock by Ceragenix Corporation to Osmotics was consideration for the Technology Transfer Agreement. As noted above, the Technology Transfer Agreement was a transaction between entities under common control, and accordingly, Ceragenix Corporation recorded the technology at $0 which was Osmotics’ historical carrying value. In connection with the Merger recapitalization, we utilized Ceragenix Corporation’s historical carrying value of the preferred stock. As a result, we recorded a discount on the issuance of the Preferred Stock of $4,000,000.

Common Stock

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period. Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services. We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement ($3.15) multiplied by the number of shares issued. We recorded a prepaid expense equal to the value of these shares which is being amortized to general and administrative expense over the life of the agreement. During the three months ended March 31, 2006, we amortized $39,375 related to this agreement.

In connection with the sale of convertible debentures (the “Debentures”) during 2005, purchasers of the Debentures also received warrants to acquire 1,104,250 shares of our common stock at an exercise price of $2.00 per share (the “$2 Warrants”) and warrants to acquire 1,104,250 shares of our common stock at an exercise price of $4.00 per share (the “$4 Warrants”) (collectively the “Debenture Warrants”). Under the terms of the Debenture Warrants, we have the right to redeem any unexercised Debenture Warrants for $.01 per share in the event that 1) the SEC declares effective a registration statement registering the underlying common shares and 2) the closing price of our common stock exceeds 137.5% of the Debenture Warrant exercise price for ten consecutive trading days. In February 2006, we satisfied both conditions for the $2 Warrants, and in accordance with the terms of the warrant agreement, we provided the holders 30 days written notice of our intention to redeem any unexercised $2 Warrants. As a result, during the three months ended March 31, 2006, we received $2,182,450 in gross cash proceeds from the exercise of the $2 Warrants and issued 1,091,237 shares of common stock. Under the terms of a certain placement agent agreement, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid in capital in the accompanying condensed consolidated balance sheet.

Additionally, in March 2006, we issued 2,625 shares of common stock in exchange for $3,150 upon the exercise of certain warrants.

Stock Options

In connection with the Merger, we issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders in exchange for identical options in Ceragenix Corporation held by them. The $1.00 exercise price was the estimated fair market value of the

Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, we issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June and July 2005, we issued options to scientific advisory board members to acquire 30,000 shares of common stock at prices ranging from $3.00 to $4.00 per share which was equal to or exceeded the fair market value on the dates of grant. We valued these grants at $63,660 using the Black-Scholes pricing model. We recorded the transactions as deferred compensation with an offset to additional paid in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the three months ended March 31, 2006, we amortized $5,305 of deferred compensation. In December 2005, we issued 100,000 stock options to a key scientific collaborator at an exercise price of $2.10 per share which was the fair market value on the date of grant. The options vested 100% upon grant. We valued this grant at $156,700 using the Black-Scholes pricing model. We recorded the transaction as testing and development expense with a corresponding increase to additional paid in capital.

Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation awards under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

During the three months ended March 31, 2006, we recorded compensation expense related to stock options of $74,289. The stock option compensation expense was included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

The weighted average fair value of stock options at the date of grant during the three months ended March 31, 2005 was $.85. We did not grant any stock options during the three months ended March 31, 2006. We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2005:

Volatility	166%
Dividend yield	0%
Risk-free interest rate	2.1%
Expected life (years)	5.0

The expected volatility was based on the historical price volatility of our common stock. The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options. The risk-free interest rate represented management’s estimate at the time of grant. For all option grants subsequent to June 30, 2005, we utilized the U.S. Treasury bill rate for the expected life of the stock options. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation as we do not have historical exercise trends to analyze.

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2005	3,388,750	$1.50
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Outstanding at March 31, 2006	3,388,750	$1.50	8.5 years	$6,939,375
Exercisable at March 31, 2006	3,108,750	$1.30	8.9 years	$6,931,875

The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $74,289 and $2,315,682, respectively. The intrinsic value of stock options exercised during both three months periods ended March 31, 2006 and 2005 was $0 as there were no exercised options during these periods. As of March 31, 2006, we had $656,217 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2 years.

Prior to January 1, 2006, we accounted for stock-based compensation awards under APB 25. We adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our loss attributable to common shareholders and loss per common share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 as indicated below:

2005

Loss attributable to common stockholders, as reported	$(317,799)
Deduct: Fair value of stock-based employee compensation awards	(2,315,682)
Pro forma loss attributable to common stockholders	$(2,633,481)

Basic and diluted loss per share-as reported	$(0.03)
Basic and diluted loss per share-pro forma	$(0.23)

(9)                                 EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basis earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2006 and 2005, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive. The historical stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months ended March 31,
	2006	2005

Warrants	3,640,033	—
Options	3,388,750	2,714,750
Convertible debt	1,513,415	—
Preferred stock	1,000,000	1,000,000

(10)                          COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement with Brigham Young University (the “BYU License”). The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence during the first full calendar year following any governmental regulatory approval for a pharmaceutical use of the licensed technology. The minimum annual royalty in Year 1 is $100,000, in Year 2 $200,000 and in Year 3 and thereafter, $300,000. We are also obligated to reimburse BYU for any legal costs associated with patent protection and expansion. For the three months ended March 31, 2006 and 2005, we were charged $0 and $4,594, respectively, for legal expenses which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations. Further, the BYU License, as amended, requires us to submit an Investigational New Drug Application (“IND”) to the FDA no later than May 1, 2007. Management estimates that the cost associated with filing an IND will be approximately $1,000,000. Finally, the BYU license requires us to have available for sale at least one product using the licensed technology by January 1, 2008. The term of the BYU license is for the life of the underlying patents which expire in 2022. We have not filed for regulatory approval to utilize the technology licensed under the BYU License.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”). The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000. The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal costs associated with patent protection and expansion. During the three months ended March 31, 2006 and 2005, we were charged $1,746 and $0 respectively, for legal expense which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

We obtained our rights to the UC Agreement pursuant to a Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. While the UC Agreement provides us with rights to all applications of the patents underlying the UC Agreement, pursuant to the Technology Transfer Agreement, we will only utilize the rights for developing and commercializing prescription products. Osmotics will retain the rights to develop and commercialize all nonprescription applications related to the UC Agreement. We intend to enter into a sub license agreement with Osmotics formally documenting these rights. The Company and Osmotics previously entered into a Noncompetition Agreement which stipulates how Osmotics may market any products being sold using the licensed technology under the UC Agreement. We anticipate that the sub license agreement will call for Osmotics to reimburse us for 50% of the annual minimum royalty and 100% of any earned royalties resulting from the sale of Osmotics products. Additionally, we expect that 50% of all legal expense reimbursements will be borne by Osmotics. For the three months ended March 31, 2006 and 2005, we charged Osmotics $873 and $0, respectively, for legal expense under the UC Agreement. These charges to Osmotics are recorded as a reduction of legal expense on the accompanying consolidated statements of operations.

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

For the three months ended March 31, 2006 and 2005, we recorded $15,000 and $12,433, net, respectively, for charges pursuant to the Shared Services Agreement.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable. We are currently not party to any litigation.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis or Plan of Operation, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers (collectively “Reports”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in these Reports, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in these Reports will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in these Reports. In particular, these Reports set forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in these Reports may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in these Reports and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB  to be filed in 2006. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology. Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company has been classified as a development stage enterprise. All of our planned products require marketing clearance from the FDA. Through March 31, 2006, we had not received clearance from the FDA to market any products and accordingly, we have no historical revenue. Subsequent to March 31, 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream intended to treat certain skin disorders.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements as of and for the years ended December 31, 2005 as filed on Form 10-KSB. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Stock Option Accounting

Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”), using the prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). This requirement will increase our loss to common shareholders but will have no impact on our net operating cash flows or financial position. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 8, Stockholders’ Equity. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology). Licensing fees increased by $11,297 or 38% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in licensing fees was primarily the result of amortization of the annual license fee to Brigham Young University paid in May 2005. During 2004, the first year of the agreement, no annual payment was made. Rather, a one-time up front payment was made to Brigham Young University which was expensed during the period paid. Accordingly, for the three months ended March 31, 2005, there is no expense related to the annual payment.

Testing and Development

Testing and development expense consists of fees paid or owed to various third parties, primarily labs and research institutions for testing our technologies. Testing and development costs for the three months ended March 31, 2006 increased by $51,049 or 1086% compared to the three months ended March 31, 2005. We expect that testing and development costs will increase in 2006 as we plan to conduct small clinical trials to support the marketing and/or licensing negotiations of EpiCeram®. Additionally, we expect to increase pre clinical testing activities related to our Ceragenin™ technology. Further, in 2006, we expect to commence activities necessary to file an IND during 2007. Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $407,361 or 202% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in general and administrative expenses was primarily due to increased investor relations, payroll and related costs, non cash stock compensation expense, professional services, and travel and entertainment expenses. We did not engage in investor relations activities during the three months ended March 31, 2005. Payroll and related costs increased primarily due to additional full time equivalents during 2006 as well as increases in compensation for certain individuals. Non cash stock compensation expense increased as a result of the Company adopting SFAS 123R in January 2006. Professional services increased as a result of the Company becoming a publicly traded company during May 2005.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended March 31, 2006 increased by $469,707 compared to the three months ended March 31, 2005.

Other Expense

Other expense increased by $4,081,031 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in other expense between periods is the combined result of a loss on value of derivative liability as well as an increase in interest expense. The loss on value of derivative liability was the result of marking to market the fair value of our derivative liability. The loss was caused by an increase in the fair value of the liability as of March 31, 2006 compared to December 31, 2005. The increase in value of our derivative liability was due to an increase in the market price of our common stock between periods. The increase in interest expense resulted from amortization of the discount associated with the Convertible Notes, amortization of the placement costs associated with the Convertible Notes, interest expense associated with the Convertible Notes, and a penalty incurred for not having an effective registration statement in place as required by the Convertible Notes’ agreement. The Convertible Notes were not outstanding during the three months ended March 31, 2005.

Net Loss

As a result of the factors described above, the net loss increased by $4,550,738 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Preferred Stock Dividends

During the three months ended March 31, 2006, we recorded $60,000 of preferred stock dividends related to our Series A Preferred Stock. This represented an increase of $14,839 compared to the three months ended March 31, 2005. The increase was the result of the Series A Preferred Stock not being outstanding for the entire three month period of 2005.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $4,565,577 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in February 2002, we have not generated revenue and have incurred net losses. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from Osmotics and proceeds from the sale of convertible debt securities to fund our operations. See management’s financing plans under “Outlook” below.

Operating Activities

As of March 31, 2006, we had $3,803,946 of cash and cash equivalents. During the three months ended March 31, 2006, $717,470 of cash was used in operating activities which primarily consists of cash operating expenses. As previously noted, since our inception, we have not generated revenue and accordingly have not generated cash flow from operations. Our ability to generate revenue in the U.S. is dependent upon receiving marketing clearance from the FDA and the successful commercialization of our planned products. Subsequent to March 31, 2006, we received clearance from the FDA to market

EpiCeram®, a topical cream, intended to treat certain skin disorders. We currently plan on licensing the rights to the atopic dermatitis (eczema) market to a third party. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us as well as the possibility of future milestone and royalty payments. Such cash flow would be applied towards underwriting our ongoing development activities. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party or whether such an agreement will result in payment to us during 2006. Any amounts paid to us under such agreement will not be sufficient to fully underwrite our ongoing development activities and we will require significant additional funding.

Investing Activities

We did not use any cash in investing activities for the three months ended March 31, 2006. We have no commitments for any capital expenditures nor do we expect any material capital purchases during 2006.

Financing Activities

During the three months ended March 31, 2006, $2,062,075 of cash was provided by financing activities primarily as a result of $2,180,350 received from the exercise of common stock purchase warrants. This was partially offset by payments made to Osmotics under a promissory note agreement and payments made under an insurance financing note.

We have four significant obligations as of March 31, 2006; convertible notes, a promissory note to Osmotics, an obligation to BYU under our license agreement, and preferred stock dividend payments. Each of these is discussed further below.

Convertible Notes

In November 2005, we sold in a private transaction to four accredited investors an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share. In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share. During the three months ended March 31, 2006, holders converted $200,000 of convertible notes into 97,561 shares of common stock.

The convertible notes accrue interest at the rate of 10% per annum payable quarterly. Accordingly, we will have an annual interest obligation of $300,000. The first interest payment shall be payable on the sooner of 120 days after the issue date (March 28, 2006), or five business days after the effective date of a registration statement registering the underlying common shares. Such registration statement was filed with the SEC on December 23, 2005. We made the first interest payment in March 2006. Provided that we are not in default, we may pay up to one half of our interest obligation in registered free-trading shares of our common stock with an attributed value per share equal to 85% of the volume weighted average price of our common stock as reported by Bloomberg L.P. for the five consecutive trading days ending on the trading day preceding the date interest is due to be paid. We have made no determination as to how much, if any, of the interest obligation we will pay in common stock.

Events of default include failure to pay principal or interest in a timely manner, a breach of a material covenant not cured within 10 days of written notice, a breach of any material representations and warranties, the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent, a money judgment filed against us in excess of $75,000, bankruptcy, a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days. Additionally, in the event that the SEC fails to declare effective a registration statement registering the underlying common shares by March 28, 2006, we will be required to pay the holders liquidated damages equal to 2% of the Convertible Notes ($64,000) each 30 day period the shares remain unregistered. As of March 31, 2006, the SEC had not declared such registration statement effective and accordingly, we accrued a liability for the $64,000 penalty. The failure to receive timely registration is a technical default under the Convertible Notes. The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006. Such registration statement was declared effective on May 12, 2006.

The notes are repayable, principal and outstanding accrued interest, on November 28, 2007. The notes contain a clause whereby we can force the note holders to convert their notes into common shares in the event that; 1) we have not been in default; 2) our registration statement registering the underlying common shares has been declared effective by the SEC and 3) the closing bid price of our common stock has been at least $4.10 per share for 20 consecutive trading days. However, the notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion. If the Convertible Notes are not converted  into shares of common stock prior to maturity, we will require additional capital to repay this obligation.

Promissory Note - Osmotics

We have issued to Osmotics a promissory note (the “Promissory Note”). As of March 31, 2006, the outstanding balance was $136,170. Pursuant to the terms of the Promissory Note, as amended, principal payments shall be made from time to time as requested by Osmotics, however, the Promissory Note must be repaid in full by December 31, 2006. The Promissory Note also bears interest at an annual rate of 6%. Accrued interest under this obligation is to be paid in connection with the final principal payment. We expect to make payment from existing cash on hand.

Licensed Technology Obligation-BYU

Under the terms of a license agreement, we are obligated to pay Brigham Young University $269,548 within 60 days from us receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We expect that such payment will be due on May 1, 2006, and paid from existing cash on hand.

Preferred Dividend Obligation

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

In March 2006, we satisfied the conditions requiring payment of the First Dividend. Our Board of Directors declared the First Dividend effective April 30, 2006. Accordingly, we will pay Osmotics $545,161 representing all dividends accrued since the issuance of the Series A Preferred Stock (including the portion of time similar shares were first issued by Ceragenix Corporation) through April 30, 2006 plus all dividends that shall accrue through April 30, 2007. Such payment will be made from existing cash on hand.

Outlook

As of March 31, 2006 we had cash and cash equivalents of $3,803,946. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through at least the end of 2006. Accordingly, we will need to raise additional capital to fully execute our business plan. The amount of capital we will require depends greatly on the commercialization strategy employed for EpiCeram® and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

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

We are also pursuing development of our Ceragenin™ technology. As discussed in Note 10 to the financial statements, the underlying license agreement requires us to file an IND with the FDA by May 1, 2007, which management expects to cost approximately $1.0 million. While we currently plan on licensing most applications of the technology, management believes that it will be necessary to engage in further testing and development activities in order to generate sufficient data to license the technology. Our current business plan calls for us to spend approximately $.6 million to $1.8 million in development activities during 2006. However, the actual amount spent will greatly depend on our ability to raise additional capital or generate cash flow from a license agreement for EpiCeram®. Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

As described above, in order to execute our business strategy, we will require additional funding. We currently plan to raise between $8 million and $15 million during 2006. The proceeds will primarily be used to expand and accelerate the development activities of our Ceragenin™ technology, further develop our barrier repair technology and general corporate purposes. The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. The terms of such a financing could result in significant dilution to our current stockholders. There currently exist no agreements, commitments or arrangements for any financing, and there is no assurance that we will be successful in raising this additional capital. If we are not successful in out-licensing EpiCeram®, we will have to either raise more capital than we currently plan and/or scale-back our Ceragenin™ development activities. If we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at March 31, 2006, which require future cash flows:

	Less Than			Over
Contractual Obligations	1 Year	2-3 years	4-5 years	5 years	Total

Convertible Notes	$—	$3,000,000	$—	$—	$3,000,000
Promissory Note	136,170	—	—	—	136,170
License Agreements	459,548	380,000	380,000	1,762,500	2,982,048
Shared Services Agreement	45,000	—	—	—	45,000
Clinical testing obligations	30,221	—	—	—	30,221
Preferred Stock Dividends	545,161	240,000	—	—	785,161
Purchase Commitments	317,315	—	—	—	317,315
	$1,533,415	$3,620,000	$380,000	$1,762,500	$7,295,915

ITEM 3.     CONTROLS AND PROCEDURES

As of March 31, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	May 12 , 2006	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	May 12 , 2006	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer