Form 10QSB
period 2006-06-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2006-08-11
CIK 1180743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, the Registrant had 16,158,791 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐   No ☒

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,073,914
Prepaid expenses and other	371,683
Total current assets	2,445,597

Property and equipment, net	26,113
Debt placement costs, net	397,873
Total assets	$2,869,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$351,012
Convertible debenture, net of discount of $47,917	2,083
Total current liabilities	353,095

Derivative liability	3,132,977
Convertible notes, net of discount of $1,966,571	983,429
Total liabilities	4,469,501

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,150,691 shares issued and outstanding	1,615
Additional paid-in capital	15,376,116
Deferred compensation	(42,361)
Deficit accumulated during the development stage	(16,935,288)

Total stockholders’ deficit	(1,599,918)

Total liabilities and stockholders’ deficit	$2,869,583

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH JUNE 30, 2006

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From Inception (February 20,
	2006	2005	2006	2005	2002)

REVENUE:	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	41,250	42,449	82,500	72,402	624,454

Testing and development	103,009	28,799	158,758	33,499	481,905

General and administrative	661,944	525,723	1,271,356	727,774	4,018,065
	806,203	596,971	1,512,614	833,675	5,124,424

Loss from operations	(806,203)	(596,971)	(1,512,614)	(833,675)	(5,124,424)

OTHER INCOME (EXPENSE):
Interest, net	(480,227)	(640,727)	(1,050,795)	(676,661)	(3,756,344)
Gain (loss) on value of derivative liability	2,944,986	—	(601,411)	—	(357,431)
	2,464,759	(640,727)	(1,652,206)	(676,661)	(4,113,775)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS:	1,658,556	(1,237,698)	(3,164,820)	(1,510,336)	(9,238,199)
Discontinued operations, net of tax of $0	—	(7,677,437)	—	(7,677,437)	(7,697,089)

NET INCOME (LOSS)	1,658,556	(8,915,135)	(3,164,820)	(9,187,773)	(16,935,288)

PREFERRED STOCK DIVIDENDS	(60,000)	(60,000)	(120,000)	(105,161)	(345,161)

INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,598,556	$(8,975,135)	$(3,284,820)	$(9,292,934)	$(17,280,449)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	16,137,808	11,901,686	15,013,446	11,666,132
Diluted	19,983,945	11,901,686	15,013,446	11,666,132

INCOME (LOSS) PER SHARE:
Basic-
Before discontinued operations	$0.10	$(0.10)	$(0.21)	$(0.13)
Discontinued operations	$—	$(0.65)	$—	$(0.66)
Attributable to common stockholders	$0.10	$(0.75)	$(0.22)	$(0.80)

Diluted-
Before discontinued operations	$0.08	$(0.10)	$(0.21)	$(0.13)
Discontinued operations	$—	$(0.65)	$—	$(0.66)
Attributable to common stockholders	$0.08	$(0.75)	$(0.22)	$(0.80)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH JUNE 30, 2006

(unaudited)

	2006	2005	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,164,820)	$(9,187,773)	$(16,935,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on value of derivative liability	601,411	—	357,431
Impairment loss on goodwill	—	7,732,968	7,732,968
Amortization of debt discount	720,761	459,522	2,693,473
Amortization of debt placement costs	142,964	109,860	609,519
Noncash stock compensation expense	249,827	187,500	830,652
Noncash licensed technology costs.	—	10,735	214,882
Loss on disposal of assets held for sale	—	—	28,493
Depreciation and deferred compensation expense	12,041	398	23,603
Imputed interest expense	9,120	73,667	174,666
Payment of licensed technology obligation	(269,548)	—	(269,548)
Increase in prepaid expenses and other	(58,255)	(127,783)	(141,060)
(Decrease) Increase in accounts payable and accrued liabilities	(56,204)	124,809	356,309
Net cash used in operating activities of continuing operations	(1,812,703)	(616,097)	(4,323,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	1,148,091	1,148,091
Capitalized merger costs	—	(72,760)	(72,760)
Purchase of property and equipment	(23,928)	(4,489)	(28,417)
Net cash provided by (used in) investing activities of continuing operations	(23,928)	1,070,842	1,046,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	925,000	925,000
Payments under Promissory Note - Osmotics	(241,170)	(788,830)	(1,200,000)
Net proceeds from sale of convertible notes	—	—	2,842,167
Net proceeds from the exercise of warrants	2,206,350	—	2,206,350
Payment of preferred stock dividend	(545,161)	—	(545,161)
Borrowings under insurance financing agreement	56,358	66,379	122,737
Payments under insurance financing agreement	(25,173)	(6,638)	(78,278)
Advances from Osmotics	—	49,000	2,586,369
Advances to Osmotics	—	(49,000)	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by financing activities of continuing operations	1,451,204	195,911	5,503,731

The accompanying notes are an integral part of these financial statements.

	2006	2005	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	(101,736)	(97,735)
Investing cash flows	—	(2,001)	(2,001)
Financing cash flows	—	(20,607)	(53,095)
	—	(124,344)	(152,831)

Net increase (decrease) in cash	(385,427)	526,312	2,073,914

Cash and cash equivalents at the beginning of period	2,459,341	200	—

Cash and cash equivalents at the end of period	$2,073,914	$526,512	$2,073,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
Cash paid during period for:	2006	2005	2006	2005

Interest	$138,729	$—	$219,165	$—
Income taxes	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Conversion of debt to common stock	$50,000	$—	$250,000	$—
Debt discount converted to additional paid-in capital	$36,185	$—	$209,200	$—
Debt placement costs converted to additional paid-in capital	$7,288	$—	$42,135	$—

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2006	1,000,000	$—	14,921,878	$1,492	$12,586,869	$(52,971)	$(13,770,468)	$(1,235,078)

Conversion of Convertible Notes	—	—	121,951	12	504,431	—	—	504,443

Exercise of warrants, net of commissions	—	—	1,106,862	111	2,206,239	—	—	2,206,350

Stock option compensation expense	—	—	—	—	148,577	—	—	148,577

Beneficial conversion feature associated with revising terms of convertible debenture	—	—	—	—	50,000	—	—	50,000

Amortization of deferred compensation	—	—	—	—	—	10,610	—	10,610

Net loss	—	—	—	—	—	—	(3,164,820)	(3,164,820)

Preferred stock dividends	—	—	—	—	(120,000)	—	—	(120,000)

BALANCES, June 30, 2006	1,000,000	$—	16,150,691	$1,615	$15,376,116	$(42,361)	$(16,935,288)	$(1,599,918)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(1)         BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc., formerly OnSource Corporation, (the “Company”) is an emerging biopharmaceutical company focused on dermatology and infectious disease. On May 10, 2005, the Company merged with Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) a privately held specialty pharmaceutical company, whereby the Company acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock, warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger. Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, became the Company’s largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition.  For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation.  The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, the Company changed its fiscal yearend from June 30 to December 31 to conform with Ceragenix Corporation’s yearend. For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.

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
$8,775,747

(2)         MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Management’s Plans

Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have primarily relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the United States Food and Drug Administration (the “FDA”).  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream for treating certain skin disorders.  We are also pursuing the development of certain licensed compounds referred to as “cationic steroid antibiotics” (the “Ceragenin™ technology” or “Ceragenins™”). Please refer to the “Outlook” section of “Management’s Discussion and Analysis or Plan of Operation” presented later in this Form 10-QSB for our EpiCeram® and Ceragenin™ commercialization plans.

As of June 30, 2006, we had cash and cash equivalents of $2,073,914. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through the middle of the first quarter of 2007.   Accordingly, we will need to raise additional capital to fully execute our business plan. The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram® and the development efforts we engage in for the Ceragenins™.  We currently plan to raise between $5 million and $10 million during 2006.  If such financing is successful we will incur fees normal and customary to such transactions. The proceeds will primarily be used to expand and accelerate the development activities of our Ceragenin™ technology, further develop our barrier repair technology and general corporate purposes.  The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. The terms of such a financing could result in significant dilution to our current stockholders. There currently exist no commitments for any financing, and there is no assurance that we will be successful in raising this additional capital. Further, if we are not successful in out-licensing EpiCeram®, we will have to either raise more capital than we currently plan and/or scale-back our Ceragenin™ development activities. If we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

For the three and six months ended June 30, 2006, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation. For the three and six months ended June 30, 2005, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ceragenix Corporation, Global Alaska Industries, Inc. (“GAI”), and GAI’s wholly-owned subsidiary, Alaska Bingo Supply, Inc. (“ABSI”) (GAI and ABSI collectively referred to as the “Bingo Business”).  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2006, and the results of operations and cash flows of the Company for the three and six months ended June 30, 2006 and 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

In September 2005, we entered into an agreement (the “Purchase Agreement”) to sell 100% of our ownership in Global Alaska Industries, Inc. (“GAI”) to an unaffiliated third party (controlled by two Company shareholders who collectively own less than 5% of the Company’s common stock).  On September 23, 2005, the transaction was approved by the Board and on October 3, 2005, by the Company’s majority shareholder, with the only remaining condition to close the transaction being the distribution of an Information Statement to the remainder of the Company’s shareholders.   We closed on the transaction in May 2006.

The Purchase Agreement set the effective date of the transaction as September 30, 2005.  On September 30, 2005, we gave operating control to the purchaser and we had no continuing involvement in the business.  Further, the purchaser legally assumed all debt of GAI and we made no guarantees related to the transaction.  As a result, all risks of business operations transferred to the purchaser on September 30, 2005.  Accordingly, we ceased consolidating the financial results of the Bingo Business effective September 30, 2005.

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

The operating results of the Bingo Business, which are reflected as discontinued operations on the accompanying condensed consolidated statements of operations, were as follows for the three and six months ended June 30, 2005*.

Revenue	$393,229
Cost of revenue	(218,141)
Operating expenses	(137,863)
Other, net	18,306
Impairment loss on goodwill	(7,732,968)
$(7,677,437)

*The period from the Merger (May 1, 2005) through June 30, 2005.

(4)   LICENSED TECHNOLOGY OBLIGATION

In May 2004, we entered into a license agreement with Brigham Young University (the “BYU License”) (see Note 10) under which we acquired the exclusive rights to certain patents owned by BYU with respect to the Ceragenin™ technology.  The BYU License called for us to make a one time payment of $269,548 to BYU within 60 days from the Company receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We made this payment in a timely manner during the three months ended June 30, 2006.

As the licensed technology obligation represented an obligation originally payable in a period greater than one year, and did not bear interest, we discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, we recorded the obligation at $214,882. The accompanying condensed consolidated statements of operations reflect imputed interest expense of $2,289 and $9,120, respectively, for the three and six month periods ended June 30, 2006 and $5,370 and $10,740, respectively, for three and six month periods ended June 30, 2005.

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

During 2005, we did not make all payments as scheduled. In December 2005, Osmotics agreed to amend the terms of the Promissory Note. Under the amended agreement, the outstanding principal balance was to be paid from time to time in amounts as requested by Osmotics with the balance and accrued but unpaid interest due no later than December 31, 2006. Additionally, an interest rate of 6% accrued on the outstanding principal balance which was to be paid with the last principal payment. During the three months ended June 30, 2006, we paid in full the remaining principal balance as well as all accrued interest thereon. The accompanying condensed consolidated statements of operations reflect interest expense of $943 and $3,552, respectively, for the three and six  month periods ended June 30, 2006 and $36,000 and $60,000, respectively, for the three and six month periods ended June 30, 2005 related to the Promissory Note.

The Promissory Note was issued as consideration for an agreement to transfer certain licensed technology rights (the “Technology Transfer Agreement”) as well as for repayment of $779,445 in net advances previously made by Osmotics to Ceragenix Corporation. As the Technology Transfer Agreement represented a transaction between entities under common control, we recorded the licensed technology at $0 which was Osmotics’ historical carrying value of the technology. We recorded the difference between the original discounted value of the Promissory Note ($1,080,000) and the outstanding advance balance as a $300,555 reduction to additional paid-in capital.

(6)         CONVERTIBLE DEBT

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default would have to be less than the stated conversion price.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Events of default include failure to pay principal or interest in a timely manner, a breach of a material covenant not cured within 10 days of written notice, a breach of any material representations and warranties, the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent, a money judgment filed against us in excess of $75,000, bankruptcy, a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days.  Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered.  We recorded this payment as interest expense in the accompanying condensed consolidated statements of operations.  The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006.  In addition, to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006. Such registration statement was declared effective on May 12, 2006.

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

For the three and six months ended June 30, 2006, we amortized $354,657 and $718,678, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Placement and Finder Warrants also contain a cashless exercise provision.  Accordingly, they meet the definition of a derivative. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent and finder as a debt placement cost. The debt placement costs, which also include legal and related expenses of $37,833, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the three and six months ended June 30, 2006, we amortized $69,647 and $142,964, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2006, holders converted $250,000 of Convertible Notes into 121,951 shares of common stock.  In connection with these conversions, we reclassified $42,135 of debt placement costs and $209,200 of debt discount as a reduction to additional paid-in capital which represents the pro rata unamortized amount of such costs associated with the converted notes.

Debentures

In April 2005, we completed the sale of convertible debentures (the “Debentures”) receiving gross proceeds of $2,208,500.  Each Debenture accrued interest at the rate of 6% per annum and was due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures were convertible into shares of our common stock at a conversion price of $1.00 per share. The Debentures and $89,759 of accrued interest thereon were converted into 2,298,259 shares of common stock during 2005.  In addition, for every $2.00 in Debentures sold in the offering, each investor received one warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $2.00 per share and an additional warrant exercisable for three years to purchase one additional share of common stock at a purchase price of $4.00 per share (collectively the “Debenture Warrants”).

The Debenture Warrants are redeemable by the Company for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days.  In February 2006, we satisfied the conditions necessary to redeem certain of the Debenture Warrants.  See further discussion below in Note 8.

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), we were required to recognize the value of conversion rights attached to the Debentures. These rights gave the holders the ability to convert the Debentures into shares of common stock at a price per share of $1.00 per share which was less than the trading price to the public on the dates the Debentures were purchased (such prices ranged from $2.26 to $3.80 per share). For accounting purposes, we allocated $906,466 to the value of the Debenture Warrants and $1,302,034 to the value of the beneficial conversion features of the Debentures based on their relative fair values. The Debenture Warrants were valued using the Black-Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $2,208,500 was recorded as a debt discount. In connection with the Merger, we determined that the debt discount was stated at fair market value and accordingly, recorded the unamortized discount as part of the purchase price allocation. The debt discount was being amortized as interest expense over the life of the Debentures. For the three and six months ended June 30, 2005, we recorded $459,522 of amortization expense related to the Debentures which represents amortization from May 1, 2005 through June 30, 2005.

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

We valued the Placement Warrants using the Black-Scholes option pricing model resulting in a valuation of $464,851 and they were recorded as a debt placement cost. The cash commissions were also recorded as debt placement costs. The debt placement costs were being amortized over the remaining life of the Debentures. For the three and six months ended June 30, 2005, we recorded $109,860 of amortization expense which represents amortization from May 1, 2005 through June 30, 2005. The amortization is reflected as interest expense on the accompanying condensed consolidated statements of operations.

Other

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for previous services rendered. This obligation was assumed by the Company in the Merger. This debenture bears interest at an annual rate of 6% and converts into shares of Company common stock at $1.00 per share. The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance. The original maturity date of this debenture was

June 30, 2006. In June 2006, the maturity date was extended to June 30, 2007. In accordance with EITF 00-27, we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement. On the date of amendment the closing price of our common stock was $2.20 per share. Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, we limited the value of the beneficial conversion feature to the face amount of the debenture. We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount if being amortized over the one year life of the debenture. For the three and six months ended June 30, 2006, we amortized $2,083 of debt discount which is reflected as interest expense on the accompanying condensed consolidated statements of operations.

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

We have three classes of securities that contain embedded derivatives.  At June 30, 2006, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Notes	$1,582,927
Convertible Note Warrants	1,287,805
Placement and Finder Warrants	262,245
$3,132,977

For the three and six months ended June 30, 2006, we recorded a gain of $2,944,986 and a loss of $601,411, respectively, related to marking to market the fair values of the derivative liabilities. Further, in connection with the conversions of the Convertible Notes described in Note 6 above, we reclassified $505,765 of derivative liability as an increase to additional paid-in capital. This amount represents the proportionate amount of the fair value of the derivative at the dates of conversion. There were no securities meeting the definition of a derivative outstanding during the six months ended June 30, 2005.

(8)         STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes the Board to issue up to 5.0 million shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions. As described in Note 1 above, in connection with the Merger, the Board authorized the issuance of 1.0 million shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1.0 million shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was payable upon the Company raising at least $5.0 million in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend was payable in cash while all subsequent dividends are payable in either cash or stock at the option of the Company. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an additional accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying condensed consolidated balance sheet. This prepaid dividend is being amortized on a straight-line basis over a twelve month period (the period over which it is earned). The First Dividend was paid on May 1, 2006.  For the three and six months ended June 30, 2006, we recorded $60,000 and $120,000, respectively, of preferred stock dividends in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2005, we recorded $60,000 and $105,161, respectively, of preferred stock dividends, in the accompanying condensed consolidated statements of operations.

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

Common Stock

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement ($3.15) multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares which is being amortized to general and administrative expense over the life of the agreement.  During the three and six months ended June 30, 2006, we amortized $39,375 and $78,750, respectively related to this agreement.

As previously discussed in Note 6, during 2005, purchasers of the Debentures received warrants to acquire 1,104,250 shares of our common stock at an exercise price of $2.00 per share (the “$2 Warrants”) and warrants to acquire 1,104,250 shares of our common stock at an exercise price of $4.00 per share (the “$4 Warrants”). Under the terms of the Debenture Warrants, we have the right to redeem any unexercised Debenture Warrants for $.01 per share in the event that 1) the SEC declared effective a registration statement registering the underlying common shares and 2) the closing price of our common stock exceeds 137.5% of the Debenture Warrant exercise price for ten consecutive trading days. In February 2006, we satisfied both conditions for the $2 Warrants, and in accordance with the terms of the warrant agreement, we provided the holders 30 days written notice of our intention to redeem any unexercised $2 Warrants. As a result, during the six months ended June 30, 2006, we received $2,208,450 in gross cash proceeds from the exercise of the $2 Warrants and issued 1,104,237 shares of common stock. Under the terms of a certain placement agent agreement, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Additionally, in March 2006, we issued 2,625 shares of common stock in exchange for $3,150 upon the exercise of certain warrants.

Stock Options

In connection with the Merger, we issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders in exchange for identical options in Ceragenix Corporation held by them. The $1.00 exercise price was the estimated fair market value of the Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, we issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June and July 2005, we issued options to scientific advisory board members to acquire 30,000 shares of common stock at prices ranging from $3.00 to $4.00 per share which was equal to or exceeded the fair market value on the dates of grant. We valued these grants at $63,660 using the Black-Scholes pricing model. We recorded the transactions as deferred compensation with an offset to additional paid-in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the three and six months ended June 30, 2006, we amortized $5,305 and $10,610, respectively of deferred compensation. For the three and six months ended June 30, 2005, we amortized $273 of deferred compensation. In December 2005, we issued 100,000 stock options to a key scientific collaborator at an exercise price of $2.10 per share which was the fair market value on the date of grant. The options vested 100% upon grant. We valued this grant at $156,700 using the Black-Scholes pricing model. We recorded the transaction as testing and development expense with a corresponding increase to additional paid-in capital. On June 30, 2006, we granted options to acquire 526,000 shares of common stock at an exercise price of $2.25 per share to officers and directors of the Company. The exercise price equaled the closing price of our common stock on the date of grant. The options vest over a three year period.

Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  Prior to our adopting SFAS 123R, we accounted for our stock-based compensation awards under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant.

During the three and six months ended June 30, 2006, we recorded compensation expense related to stock options of $74,288 and $148,577, respectively. The stock option compensation expense was included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

The weighted average fair value of stock options at the date of grant during the six months ended June 30, 2006 and 2005 was $1.72 and $1.28, respectively. We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2006 and 2005:

Six Months Ended June 30, 2006
Volatility	99%
Dividend yield	0%
Risk-free interest rate	5.1%
Expected life (years)	5.0

Six Months Ended June 30, 2005
Volatility	166%
Dividend yield	0%
Risk-free interest rate	2.1%
Expected life (years)	3.0 - 5.0

The expected volatility was based on the historical price volatility of our common stock. For all grants prior to June 30, 2005, the expected volatility rate was based on management’s estimate.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options. We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation as we do not have historical exercise trends to analyze.

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2005	3,388,750	$1.50
Options granted	526,000	$2.25
Options exercised	—	—
Options canceled	—	—
Outstanding at June 30, 2006	3,914,750	$1.60	8.6 years	$3,413,438
Exercisable at June 30, 2006	3,197,083	$1.58	8.3 years	$3,413,438

The total fair value of stock options that vested during the three and six months ended June 30, 2006 was $313,968. The total fair value of stock options that vested during the three and six months ended June 30, 2005 was $0 and $2,315,682, respectively. The intrinsic value of stock options exercised during the three and six month periods ended June 30, 2006 and 2005 was $0 as there were no exercised options during these periods. As of June 30, 2006, we had $1,487,131 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.8 years.

Prior to January 1, 2006, we accounted for stock-based compensation awards under APB 25. We adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our loss attributable to common shareholders and loss per common share would have been adjusted to the pro forma amounts for the six months ended June 30, 2005 as indicated below:

2005

Loss attributable to common stockholders, as reported	$(9,292,934)
Deduct: Fair value of stock-based employee compensation awards	(2,340,984)
Pro forma loss attributable to common stockholders	$(11,633,918)

Basic and diluted loss per share-as reported	$(0.80)
Basic and diluted loss per share-pro forma	$(1.00)

(9)         EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the

“treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, except for the three months ended June 30, 2006, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive. The historical stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

The following table sets forth the computation of basic and fully diluted shares for the three months ended June 30, 2006:

Shares used in basic per share calculation	16,137,808
Effects of dilutive securities:
Stock options	2,003,427
Warrants	792,710
Preferred stock	1,000,000
Convertible debenture	50,000
Shares used in dilutive per share calculation	19,983,945

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Options	574,000	3,273,750	3,914,750	3,273,750
Warrants	1,104,250	3,722,322	3,627,033	3,722,322
Convertible debt	1,439,024	2,258,500	1,489,024	2,258,500
Preferred stock	—	1,000,000	1,000,000	1,000,000

(10)                          COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology. The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal costs associated with patent protection and expansion. For the three and six months ended June 30, 2006 we were charged $0 for legal expenses by BYU.  For the three and six months ended June 30, 2005, we were charged $800 and $5,394, respectively, for legal expenses which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our barrier repair technology. The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000. The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal costs associated with patent protection and expansion. During the three and six months ended June 30, 2006, we were charged $8,572 and $10,318, respectively, for legal fees associated with the UC Agreement.  For the three and six months ended June 30, 2005, we were charged $4,075 for legal expenses associated with the UC Agreement. These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

We obtained our rights to the UC Agreement pursuant to a Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. While the UC Agreement provides us with rights to all applications of the patents underlying the UC Agreement, pursuant to the Technology Transfer Agreement, we will only utilize the rights for developing and commercializing prescription products. Osmotics retained the rights to develop and commercialize all cosmetic, nonprescription applications related to the UC Agreement. We intend to enter into a sub license agreement with Osmotics formally documenting these rights. The Company and Osmotics previously entered into a Noncompetition Agreement which stipulates how Osmotics may market any products being sold using the licensed technology under the UC Agreement. We anticipate that the sub license agreement will call for Osmotics to reimburse us for 50% of the annual minimum royalty and 100% of any earned royalties resulting from the sale of Osmotics products. Additionally, we expect that 50% of all legal expense reimbursements will be borne by Osmotics. For the three and six months ended June 30, 2006 we charged Osmotics $4,286 and $5,159, respectively, for legal expense under the UC Agreement which we have recorded as a reduction of legal expense on the accompanying condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2006, we recorded $15,000 and $30,000, respectively, under the Shared Services Agreement.  For the three and six months ended June 30, 2005, we recorded $14,917 and $27,350, net, respectively, for charges pursuant to the Shared Services Agreement. We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect” “will,” “may,” “intent,” “plan,” “believe,” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of anticipated products, expenses, capital requirements, financial results or contingencies.

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

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology. Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company has been classified as a development stage enterprise. All of our planned products require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream intended to treat certain skin disorders.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology). Licensing fees for the three months ended June 30, 2006 approximated the licensing fees for the three months ended June 30, 2005.

Testing and Development

Testing and development expense consists of fees paid or owed to various third parties, primarily labs and research institutions for testing and developing our technologies. Testing and development costs for the three months ended June 30, 2006 increased by $74,210 or 258% compared to the three months ended June 30, 2005. The increase in testing and development expense between periods is primarily due to several preclinical development projects associated with our Ceragenin™ technology. During the third quarter of 2006, we expect to commence small clinical trials to compare EpiCeram® against a mid strength topical steroid for treating eczema. Additionally, we also plan on conducting small clinical trials to compare EpiCeram® against the leading immunosuppressant therapy for treating eczema. We believe that if such clinical trials are successful, it will greatly enhance our ability to out-license EpiCeram® under favorable terms and conditions. Conversely, should the studies result in unfavorable or inconclusive results, it would likely hinder our ability to out-license EpiCeram® on favorable terms, or at all. Further, we expect to continue with certain preclinical development activities related to our Ceragenin™ technology.  However, in order to conduct additional studies related to our barrier repair technology or sufficient testing/development to commercialize our Ceragenin™ technology, we will require additional financial resources and our plans assume that we will receive such additional resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $136,221 or 26% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, and travel and entertainment expenses. Payroll and related costs increased primarily due to additional full time equivalents during 2006 as well as increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of the Company adopting SFAS 123R in January 2006. Travel and entertainment expenses increased as a result of increased travel activity.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended June 30, 2006 increased by $209,232 compared to the three months ended June 30, 2005.

Other Income (Expense)

For the three months ended June 30, 2006, we reported other income of $2,464,759 compared to other expense of $640,727 for the three months ended June 30, 2005. The income in 2006 was the result of a gain on value of derivative liability resulting from marking to market the fair value of our derivative liability. The gain was caused by a decrease in the fair value of the liability as of June 30, 2006 compared to March 31, 2006. The decrease in value of our derivative liability was due to a decrease in the market price of our common stock between periods. The gain on value of derivative liability was partially offset by interest expense which primarily consists of amortization of debt discount associated with the Convertible Notes, amortization of the placement costs associated with the Convertible Notes, and interest expense associated with the Convertible Notes. Other expense during 2005 consists of interest expense, primarily related to the Debentures as well as imputed interest expense on the note payable to Osmotics.

Discontinued Operations

For the three months ended June 30, 2005, we recorded a loss from discontinued operations of $7,677,437. Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill to its estimated fair market value. We did not have any discontinued operations during 2006.

Net Income (Loss)

As a result of the factors described above, we recorded net income of $1,658,556 for the three months ended June 30, 2006 compared to a net loss of $8,915,135 for the three months ended June 30, 2005.

Preferred Stock Dividends

Series A Preferred Stock dividends were the same for both three month periods.

Income (Loss) Attributable to Common Shareholders

As a result of the factors described above, we recorded income attributable to common shareholders of $1,598,556 for the three months ended June 30, 2006 compared to a loss of $8,975,135 for the three months ended June 30, 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Licensing Fees

Licensing fees for the six months ended June 30, 2006 increased by $10,098 or approximately 14% compared to the six months ended June 30, 2005. The increase in licensing fees was the result of amortization of the annual license fee to Brigham Young University paid in May 2005. During 2004, the first year of the agreement, no annual payment was made.

Rather, a one-time up front payment was made to Brigham Young University which was expensed during the period paid. Accordingly, for the six months ended June 30, 2005, there is only two months of amortization compared to six months of amortization during 2006.

Testing and Development

Testing and development expense for the six months ended June 30, 2006 increased by $125,259 or 374% compared to the six months ended June 30, 2005. The increase in expense between periods is primarily the result of increased preclinical development activities associated with our Ceragenin™ technology. Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $543,582 or 75% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, professional service fees, and travel and entertainment expenses. Payroll and related costs increased primarily due to additional full time equivalents during 2006 as well as increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of the Company adopting SFAS 123R in January 2006. Professional service fees increased as a result of increased legal and accounting services. Travel and entertainment expenses increased as a result of increased travel activity.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended June 30, 2006 increased by $678,939 compared to the six months ended June 30, 2005.

Other Expense

For the six months ended June 30, 2006, other expense increased by $975,545 or 144% compared to the six months ended June 30, 2005. The increase in other expense is primarily the result of a loss on value of derivative liability resulting from marking to market the fair value of our derivative liability during 2006. During 2005, we did not have any derivatives outstanding.

Discontinued Operations

For the six months ended June 30, 2005, we recorded a loss from discontinued operations of $7,677,437.  Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill to its estimated fair market value. We did not have any discontinued operations during 2006.

Net Loss

As a result of the factors described above, the net loss for the six months ended June 30, 2006 decreased by $6,022,953 compared to the six months ended June 30, 2005.

Preferred Stock Dividends

During the six months ended June 30, 2006, we recorded $120,000 of preferred stock dividends related to our Series A Preferred Stock. This represented an increase of $14,839 compared to the six months ended June 30, 2005. The increase was the result of the Series A Preferred Stock not being outstanding for the entire six month period of 2005.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders decreased by $6,008,114 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have primarily relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations. In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream for treating certain skin disorders. Please refer to the “Outlook” below for our EpiCeram® commercialization plans as well as our financing plans.

Operating Activities

As of June 30, 2006, we had $2,073,914 of cash and cash equivalents. During the six months ended June 30, 2006, $1,812,703 of cash was used in operating activities which primarily consists of cash operating expenses, a one-time payment to Brigham Young University under our licensing agreement and cash paid for interest.

Investing Activities

During the six months ended June 30, 2006, we used $23,928 in investing activities representing certain capital expenditures. As of June 30 2006, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended June 30, 2006, $1,451,204 of cash was provided by financing activities primarily as a result of $2,206,350 received from the exercise of common stock purchase warrants.  This was partially offset by payments made to Osmotics under a promissory note agreement (paid in full) and payment of dividends under our Series A Preferred Stock. There are no further dividends owed under the

Series A Preferred Stock until May 2008.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share. In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share. During the six months ended June 30, 2006, holders converted $250,000 of convertible notes into 121,951 shares of common stock.

The convertible notes accrue interest at the rate of 10% per annum payable quarterly. Accordingly, we currently have an annual interest obligation of $295,000. Provided that we are not in default, we may pay up to one half of our interest obligation in registered free-trading shares of our common stock with an attributed value per share equal to 85% of the volume weighted average price of our common stock as reported by Bloomberg L.P. for the five consecutive trading days ending on the trading day preceding the date interest is due to be paid. We have made no determination as to how much, if any, of the interest obligation we will pay in common stock.

Events of default include failure to pay principal or interest in a timely manner, a breach of a material covenant not cured within 10 days of written notice, a breach of any material representations and warranties, the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent, a money judgment filed against us in excess of $75,000, bankruptcy, a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days. Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered. We recorded this payment as interest expense in the accompanying condensed consolidated statements of operations. The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006. In addition, to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006. Such registration statement was declared effective on May 12, 2006.

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

Outlook

As of June 30, 2006, we had cash and cash equivalents of $2,073,914. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through the middle of the first quarter of 2007.  The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram® and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

We have decided to out-license EpiCeram® to a third party with expertise in the marketing of dermatological prescription products. We are currently in dialogue with several parties regarding a potential licensing transaction. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards underwriting our ongoing development activities. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party or whether such an agreement will result in payment to us during 2006. Any amounts paid to us under such agreement will likely not be sufficient to fully underwrite our ongoing development activities and we will require significant additional funding.

Our ability to consummate an out-license transaction for EpiCeram™ will be dependent upon the efficacy of the product.  During the third quarter of 2006, we expect to commence small clinical trials to compare EpiCeram® against a mid strength topical steroid for treating eczema. Additionally, we also plan on conducting small clinical trials to compare EpiCeram® against the leading immunosuppressant therapy for treating eczema. We believe that if such clinical trials are successful, it will greatly enhance our ability to out-license EpiCeram® under favorable terms and conditions. Conversely, should the studies result in unfavorable or inconclusive results, it would likely hinder our ability to out-license EpiCeram® on favorable terms, or at all. We have sufficient cash on hand to fund these planned trials. We expect to have final results in the fourth quarter of 2006.

If we fail to consummate an out-license agreement, we will have to field a contract sales force to directly market the product. Directly marketing EpiCeram® will require resources to hire contract sales personnel, manufacture product samples, produce and distribute marketing materials, conduct additional clinical trials to support marketing efforts, engage in various promotional activities and hire and retain additional management and support personnel. Management estimates that it will require approximately $7 million to $10 million over the first 12 months to commercialize EpiCeram® through a contract sales force. Accordingly, we could not commercialize EpiCeram® on our own without raising additional capital.

We are also pursuing development of our Ceragenin™ technology. While we currently plan on licensing most applications of the technology, management believes that it will be necessary to engage in further preclinical development and clinical testing activities in order to generate sufficient data to license the technology. Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

As described above, in order to execute our business strategy, we will require additional funding. We currently plan to raise between $5 million and $10 million during 2006. The proceeds will primarily be used to expand and accelerate the development activities of our Ceragenin™ technology, further develop our barrier repair technology and general corporate purposes. The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. The terms of such a financing could result in significant dilution to our current stockholders. There currently exist no commitments for any financing, and there is no assurance that we will be successful in raising this additional capital. If we are not successful in out-licensing EpiCeram®, we will have to either raise more capital than we currently plan and/or scale-back our Ceragenin™ development activities. If we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at June 30, 2006, which require future cash flows:

	Less Than			Over
Contractual Obligations	1 Year	1-3 years	3-5 years	5 years	Total

Convertible Notes	$—	$2,950,000	$—	$—	$2,950,000
License Agreements	190,000	580,000	880,000	4,740,000	6,390,000
Shared Services Agreement	30,000	—	—	—	30,000
Preferred Stock Dividends	—	240,000	—	—	240,000
Purchase Commitments	430,144	—	—	—	430,144
	$650,144	$3,770,000	$880,000	$4,740,000	$10,040,144

ITEM 3.      CONTROLS AND PROCEDURES

As of June 30, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	August 11, 2006	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	August 11, 2006	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer