Form 10QSB
period 2006-09-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2006-11-13
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, the Registrant had 16,164,191 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)    Yes ☐  No ☒

INDEX

PART I — FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,221,965
Prepaid expenses and other	411,919
Total current assets	1,633,884

Property and equipment, net	23,939
Debt placement costs, net	324,422
Total assets	$1,982,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$285,095
Convertible debenture, net of discount of $35,417	14,583
Total current liabilities	299,678

Derivative liability	2,282,957
Convertible notes, net of discount of $1,610,752	1,339,248
Total liabilities	3,921,883

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 5,000,000 shares authorized;1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized;16,158,791 shares issued and outstanding	1,616
Additional paid-in capital	16,160,590
Deferred compensation	(37,056)
Deficit accumulated during the development stage	(18,064,788)

Total stockholders’ deficit	(1,939,638)

Total liabilities and stockholders’ deficit	$1,982,245

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception (February 20,
	2006	2005	2006	2005	2002)

REVENUE:	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	91,250	46,620	173,750	119,022	715,704

Testing and development	63,352	19,678	222,110	53,177	545,257

General and administrative	681,074	501,645	1,952,430	1,229,421	4,699,139

Extension of Osmotics Warrant (Note 10)	666,011	—	666,011	—	666,011
	1,501,687	567,943	3,014,301	1,401,620	6,626,111

Loss from operations	(1,501,687)	(567,943)	(3,014,301)	(1,401,620)	(6,626,111)

OTHER INCOME (EXPENSE):
Interest and other, net	(477,833)	(962,240)	(1,528,628)	(1,628,342)	(4,234,177)
Gain on value of derivative liability	850,020	—	248,609	—	492,589
	372,187	(962,240)	(1,280,019)	(1,628,342)	(3,741,588)

LOSS BEFORE DISCONTINUED OPERATIONS:	(1,129,500)	(1,530,183)	(4,294,320)	(3,029,962)	(10,367,699)
Discontinued operations, net of tax of $0	—	(9,093)	—	(7,697,089)	(7,697,089)

NET LOSS	(1,129,500)	(1,539,276)	(4,294,320)	(10,727,051)	(18,064,788)

PREFERRED STOCK DIVIDENDS	(60,000)	(60,000)	(180,000)	(165,161)	(405,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,189,500)	$(1,599,276)	$(4,474,320)	$(10,892,212)	$(18,469,949)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	16,158,439	12,586,010	15,839,776	11,929,827
Diluted	16,158,439	12,586,010	15,839,776	11,929,827

LOSS PER SHARE:
Basic and diluted-
Before discontinued operations	$(.07)	$(0.12)	$(.27)	$(0.25)
Discontinued operations	$—	$—	$—	$(0.64)
Attributable to common stockholders	$(.07)	$(0.13)	$(.28)	$(0.91)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH SEPTEMBER 30, 2006

(unaudited)

	2006	2005	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,294,320)	$(10,727,051)	$(18,064,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on value of derivative liability	(248,609)	—	(492,589)
Impairment loss on goodwill	—	7,732,968	7,732,968
Amortization of debt discount	1,089,080	1,180,471	3,061,792
Amortization of debt placement costs	216,415	274,650	682,970
Noncash stock compensation expense	410,816	306,850	991,641
Extension of Osmotics Warrant	666,011	—	666,011
Noncash licensed technology costs	—	16,105	214,882
Loss on disposal of assets held for sale	—	28,493	28,493
Depreciation and deferred compensation expense	19,520	5,882	31,082
Imputed interest expense	9,120	116,493	174,666
Payment of licensed technology obligation	(269,548)	—	(269,548)
Increase in prepaid expenses and other	(89,117)	(126,615)	(171,923)
(Decrease) Increase in accounts payable and accrued liabilities	(159,577)	231,983	252,937
Net cash used in operating activities of continuing operations	(2,650,209)	(959,771)	(5,161,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	1,148,091	1,148,091
Capitalized merger costs	—	(72,760)	(72,760)
Purchase of property and equipment	(23,928)	(4,489)	(28,417)
Net cash provided by (used in) investing activities of continuing operations	(23,928)	1,070,842	1,046,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	925,000	925,000
Payments under Promissory Note - Osmotics	(241,170)	(908,830)	(1,200,000)
Net proceeds from sale of convertible notes	—	—	2,842,167
Net proceeds from the exercise of warrants	2,214,450	—	2,214,450
Payment of preferred stock dividend	(545,161)	—	(545,161)
Borrowings under insurance financing agreement	56,358	66,379	122,737
Payments under insurance financing agreement	(47,716)	(33,190)	(100,821)
Advances from Osmotics	—	49,000	2,586,369
Advances to Osmotics	—	(49,000)	(1,806,924)
Net proceeds from the sale of common stock	—	150,000	451,471
Net cash provided by financing activities of continuing operations	1,436,761	199,359	5,489,288

The accompanying notes are an integral part of these financial statements.

	2006	2005	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	(97,735)	(97,735)
Investing cash flows	—	(2,001)	(2,001)
Financing cash flows	—	(53,095)	(53,095)
	—	(152,831)	(152,831)

Net increase (decrease) in cash	(1,237,376)	157,599	1,221,965
Cash and cash equivalents at the beginning of period	2,459,341	200	—
Cash and cash equivalents at the end of period	$1,221,965	$157,799	$1,221,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
Cash paid during period for:	2006	2005

Interest	$293,972	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2006	2005

Conversion of debt to common stock	$250,000	$95,000
Debt discount converted to additional paid-in capital	$209,200	$—
Debt placement costs converted to additional paid-in capital	$42,135	$—

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2006	1,000,000	$—	14,921,878	$1,492	$12,586,869	$(52,971)	$(13,770,468)	$(1,235,078)
Conversion of Convertible Notes	—	—	121,951	12	504,431	—	—	504,443
Exercise of warrants, net of commissions	—	—	1,114,962	112	2,214,338	—	—	2,214,450
Stock option compensation expense	—	—	—	—	298,216	—	—	298,216
Beneficial conversion feature associated with revising terms of convertible debenture	—	—	—	—	50,000	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	15,915	—	15,915
Extension of Osmotics Warrant (Note 10)	—	—	—	—	666,011	—	—	666,011
Warrants issued for services					20,725			20,725
Net loss	—	—	—	—	—	—	(4,294,320)	(4,294,320)
Preferred stock dividends	—	—	—	—	(180,000)	—	—	(180,000)
BALANCES, September 30, 2006	1,000,000	$—	16,158,791	$1,616	$16,160,590	$(37,056)	$(18,064,788)	$(1,939,638)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

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
$8,775,747

(2) MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Management’s Plans

Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the United States Food and Drug Administration (the “FDA”).  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream for treating certain skin disorders.  We are also pursuing the development of certain licensed compounds referred to as “cationic steroid antibiotics” (the “Ceragenin™ technology” or “Ceragenins™”). Please refer to the “Outlook” section of “Management’s Discussion and Analysis or Plan of Operation” presented later in this Form 10-QSB for our EpiCeram® and Ceragenin™ commercialization plans.

As of September 30, 2006, we had cash and cash equivalents of $1,221,965. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through the middle of the first quarter of 2007.   Accordingly, we will need to raise additional capital to fully execute our business plan. The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram® and the development efforts we engage in for the Ceragenins™.  We currently plan to raise between $5 million and $10 million during 2006.  If such financing is successful we will incur fees normal and customary to such transactions. The proceeds will primarily be used to expand and accelerate the development activities of our Ceragenin™ technology, further develop our barrier repair technology and general corporate purposes.  The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. The terms of such a financing could result in significant dilution to our current stockholders. There currently exist no firm commitments for any financing, and there is no assurance that we will be successful in raising this additional capital. Further, if we are not successful in out-licensing EpiCeram®, we will have to either raise more capital than we currently plan and/or scale-back our Ceragenin™ development activities. If we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

For the three and nine months ended September 30, 2006, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation. For the three and nine months ended September 30, 2005, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ceragenix Corporation, Global Alaska Industries, Inc. (“GAI”), and GAI’s wholly-owned subsidiary, Alaska Bingo Supply, Inc. (“ABSI”) (GAI and ABSI are collectively referred to as the “Bingo Business”).  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2006, and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2006 and 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

*The period from the Merger (May 1, 2005) through September 30, 2005.

(4)   LICENSED TECHNOLOGY OBLIGATION

In May 2004, we entered into a license agreement with Brigham Young University (the “BYU License”) (see Note 10) under which we acquired the exclusive rights to certain patents owned by BYU with respect to the Ceragenin™ technology.  The BYU License called for us to make a one time payment of $269,548 to BYU within 60 days from the Company receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We made this payment in a timely manner during May 2006.

As the licensed technology obligation represented an obligation originally payable in a period greater than one year, and did not bear interest, we discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, we recorded the obligation at $214,882. The accompanying condensed consolidated statements of operations reflect imputed interest expense of $0 and $9,120, respectively, for the three and nine month periods ended September 30, 2006 and $5,370 and $16,105, respectively, for three and nine month periods ended September 30, 2005.

(5)   PROMISSORY NOTE — OSMOTICS

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

During 2005, we did not make all payments as scheduled. In December 2005, Osmotics agreed to amend the terms of the Promissory Note. Under the amended agreement, the outstanding principal balance was to be paid from time to time in amounts as requested by Osmotics with the balance and accrued but unpaid interest due no later than December 31, 2006. Additionally, an interest rate of 6% accrued on the outstanding principal balance which was to be paid with the last principal payment. During the three months ended June 30, 2006, we paid in full the remaining principal balance as well as all accrued interest thereon. The accompanying condensed consolidated statements of operations reflect interest expense of $0 and $3,552, respectively, for the three and nine  month periods ended September 30, 2006 and $36,000 and $96,000, respectively, for the three and nine month periods ended September 30, 2005 related to the Promissory Note.

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

(6)   CONVERTIBLE DEBT

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on

November 28, 2007. We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  Based on the financial milestones for the period ended September 30, 2006, we will have a milestone default upon filing this Report.  However, management believes that the conversion price will not be adjusted downward based on the recent trading price of our common stock.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

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

         For the three and nine months ended September 30, 2006, we amortized $355,818 and $1,074,496, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

        The Placement and Finder Warrants also contain a cashless exercise provision.  Accordingly, they meet the definition of a derivative. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent and finder as a debt placement cost. The debt placement costs, which also include legal and related expenses of $37,833, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the three and nine months ended September 30, 2006, we amortized $73,451 and $216,415, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

        During the nine months ended September 30, 2006, holders converted $250,000 of Convertible Notes into 121,951 shares of common stock.  In connection with these conversions, we reclassified $42,135 of debt placement costs and $209,200 of debt discount as a reduction to additional paid-in capital which represents the pro rata unamortized amount of such costs associated with the converted notes.

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

        In accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), we were required to recognize the value of conversion rights attached to the Debentures. These rights gave the holders the ability to convert the Debentures into shares of common stock at a price per share of $1.00 per share which was less than the trading price to the public on the dates the Debentures were purchased (such prices ranged from $2.26 to $3.80 per share). For accounting purposes, we allocated $906,466 to the value of the Debenture Warrants and $1,302,034 to the value of the beneficial conversion features of the Debentures based on their relative fair values. The Debenture Warrants were valued using the Black-Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $2,208,500 was recorded as a debt discount. In connection with the Merger, we determined that the debt discount was stated at fair market value and accordingly, recorded the unamortized discount as part of the purchase price allocation. The debt discount was being amortized as interest expense over the life of the Debentures. For the three and nine months ended September 30, 2005, we recorded $720,949 and $1,180,471 of amortization expense related to the Debentures.

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

        We valued the Placement Warrants using the Black-Scholes option pricing model resulting in a valuation of $464,851 and they were recorded as a debt placement cost. The cash commissions were also recorded as debt placement costs. The debt placement costs were being amortized over the remaining life of the Debentures. For the three and nine months ended September 30, 2005, we recorded $164,790 and $274,650, respectively, of amortization expense which is reflected as interest expense on the accompanying condensed consolidated statements of operations.

Other

        In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for services rendered. This obligation was assumed by the Company in the Merger. This debenture bears interest at an annual rate of 6% and converts into shares of Company common stock at $1.00 per share. The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance. The original maturity date of this debenture was June 30, 2006. In June 2006, the maturity date was extended to June 30, 2007. In accordance with EITF 00-27, we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement. On the date of amendment the closing price of our common stock was

$2.20 per share. Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, we limited the value of the beneficial conversion feature to the face amount of the debenture. We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount if being amortized over the one year life of the debenture. For the three and nine months ended September 30, 2006, we amortized $12,500 and $14,583, respectively, of debt discount which is reflected as interest expense on the accompanying condensed consolidated statements of operations.

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

        We have three classes of securities that contain embedded derivatives.  At September 30, 2006, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Notes	$1,073,512
Convertible Note Warrants	1,003,708
Placement and Finder Warrants	205,737
$2,282,957

        For the three and nine months ended September 30, 2006, we recorded gains of $850,020 and $248,609, respectively, related to marking to market the fair values of the derivative liabilities. Further, in connection with the conversions of the Convertible Notes described in Note 6 above, we reclassified $505,765 of derivative liability as an increase to additional paid-in capital. This amount represents the proportionate amount of the fair value of the derivative at the dates of conversion. There were no securities meeting the definition of a derivative outstanding during the nine months ended September 30, 2005.

(8)   STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes the Board to issue up to 5.0 million shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions. As described in Note 1 above, in connection with the Merger, the Board authorized the issuance of 1.0 million shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1.0 million shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was payable upon the Company raising at least $5.0 million in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend was payable in cash while the subsequent dividend is payable in either cash or stock at the option of the Company. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying condensed consolidated balance sheet. This prepaid dividend is being amortized on a straight-line basis over a twelve month period (the period over which it is earned). The First Dividend was paid on May 1, 2006.  For the three and nine months ended September 30, 2006, we recorded $60,000 and $180,000, respectively, of preferred stock dividends in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2005, we recorded $60,000 and $165,161, respectively, of preferred stock dividends, in the accompanying condensed consolidated statements of operations.

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

Common Stock

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement ($3.15) multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares which was amortized to general and administrative expense over the life of the agreement.  During the three and nine months ended September 30, 2006, we amortized $13,125 and $91,875, respectively related to this agreement.  During the three and nine months ended September 30, 2005 we amortized $26,250 related to this agreement.

As previously discussed in Note 6, during 2005, purchasers of the Debentures received warrants to acquire 1,104,250 shares of our common stock at an exercise price of $2.00 per share (the “$2 Warrants”) and warrants to acquire 1,104,250 shares of our common stock at an exercise price of $4.00 per share (the “$4 Warrants”). Under the terms of the Debenture Warrants, we have the right to redeem any unexercised Debenture Warrants for $.01 per share in the event that 1) the SEC declared effective a registration statement registering the underlying common shares and 2) the closing price of our common stock exceeds 137.5% of the Debenture Warrant exercise price for ten consecutive trading days. In February 2006, we satisfied both conditions for the $2 Warrants, and in accordance with the terms of the warrant agreement, we provided the holders 30 days written notice of our intention to redeem any unexercised $2 Warrants. As a result, we received $2,208,450 in gross cash proceeds from the exercise of the $2 Warrants and issued 1,104,237 shares of common stock. Under the terms of a certain placement agent agreement, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Additionally, during the nine months ended September 30, 2006, we issued 10,725 shares of common stock in exchange for $11,250 upon the exercise of certain warrants.

In April 2005, we entered into an agreement with an investor relations firm whereby we issued 50,000 shares of common stock for services provided over a three month period.  We valued these shares at $187,500 which represents the closing price of our common stock on the date of the agreement ($3.75) multiplied by the number of shares issued.  We amortized the value of these shares to selling, general and administrative expense over the term the services were provided.

In June 2005, we entered into an agreement with another investor relations firm to provide certain services over a six month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $171,000 which represents the closing price of our common stock on the date of the agreement ($3.42) multiplied by the number of shares issued.  We amortized the value of these shares to selling, general and administrative expense over the life of the agreement.  During the three and nine months ended September 30, 2005, we amortized $85,500 and $93,100, respectively, under this agreement.

During the nine months ended September 30, 2005, we sold 75,000 shares of common stock and three year warrants to acquire an additional 75,000 shares of common stock at an exercise price of $2.00 per share for $150,000 to an individual investor.

Stock Options

In connection with the Merger, we issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders in exchange for identical options in Ceragenix Corporation held by them. The $1.00 exercise price was the estimated fair market value of the Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, we issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June and July 2005, we issued options to scientific advisory board members to acquire 30,000 shares of common stock at prices ranging from $3.00 to $4.00 per share which was equal to or exceeded the fair market value on the dates of grant. We valued these grants at $63,660 using the Black-Scholes pricing model. We recorded the transactions as deferred compensation with an offset to additional paid-in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the three and nine months ended September 30, 2006, we amortized $5,305 and $15,915, respectively of deferred compensation. For the three and nine months ended September 30, 2005, we amortized $5,110 and $5,383, respectively of deferred compensation. In December 2005, we issued 100,000 stock options to a key scientific collaborator at an exercise price of $2.10 per share which was the fair market value on the date of grant. The options vested 100% upon grant. We valued this grant at $156,700 using the Black-Scholes pricing model. We recorded the transaction as testing and development expense with a corresponding increase to additional paid-in capital. On June 30, 2006, we granted options to acquire 526,000 shares of common stock at an exercise price of $2.25 per share to officers and directors of the Company. The exercise price equaled the closing price of our common stock on the date of grant. The options vest over a three year period.

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

During the three and nine months ended September 30, 2006, we recorded compensation expense related to stock options of $149,639 and $298,216, respectively. The stock option compensation expense was included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

The weighted average fair value of stock options at the date of grant during the nine months ended September 30, 2006 and 2005 was $1.72 and $1.28, respectively. We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2006 and 2005.

Nine Months Ended September 30, 2006
Volatility	99%
Dividend yield	0%
Risk-free interest rate	5.1%
Expected life (years)	5.0

Nine Months Ended September 30, 2005
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

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2005	3,388,750	$1.50
Options granted	526,000	$2.25
Options exercised	—	—
Options canceled	—	—
Outstanding at September 30, 2006	3,914,750	$1.60	8.4 years	$2,579,013
Exercisable at September 30, 2006	3,202,083	$1.58	8.0 years	$2,579,013

The total fair value of stock options that vested during the three and nine months ended September 30, 2006 was $4,835 and $318,803, respectively. The total fair value of stock options that vested during the three and nine months ended September 30, 2005 was $0 and $2,315,682, respectively. The intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 and 2005 was $0 as there were no exercised options during these periods. As of September 30, 2006, we had $1,337,216 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.5 years.

Prior to January 1, 2006, we accounted for stock-based compensation awards under APB 25. We adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our loss attributable to common shareholders and loss per common share would have been adjusted to the pro forma amounts for the nine months ended September 30, 2005 as indicated below:

2005

Loss attributable to common stockholders, as reported	$(10,892,212)
Deduct: Fair value of stock-based employee compensation awards	(2,682,679)
Pro forma loss attributable to common stockholders	$(13,574,891)

Basic and diluted loss per share-as reported	$(0.91)
Basic and diluted loss per share-pro forma	$(1.14)

Warrants

        In August 2006, we entered into an agreement with an investor relations firm whereby we are obligated to issue warrants as compensation for their services.  The agreement is for a 12 month period however, we can terminate the agreement at anytime following the initial three months of the engagement.  Under the terms of the agreement, we may issue warrants to acquire up to 195,000 shares of common stock.  Warrants to purchase 10,000 shares of common stock shall vest each month the agreement is effective.  The exercise price of the warrants is $2.25 per share in months 1 through 9 and $2.40 per share in months 10 through 12.  Further, warrants to acquire 25,000 shares of common stock at $2.25 per share shall vest in the event we consummate a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement.  An additional 50,000 warrants to acquire common stock at $3.00 per share shall vest in the event that our common stock price closes above $4.00 per share for 15 consecutive trading days.  The warrants shall have a term of three years from the date of issuance.  During the three and nine months ended September 30, 2006, we recorded $20,725 to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants.

(9)   EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive. The historical stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

        Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Options	3,914,750	3,288,750	3,914,750	3,288,750
Warrants	3,628,933	3,797,322	3,628,933	3,797,322
Convertible debt	1,489,024	2,163,500	1,489,024	2,163,500
Preferred stock	1,000,000	1,000,000	1,000,000	1,000,000

(10) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology. The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal costs associated with patent protection and expansion. For the three and nine months ended September 30, 2006 we were charged $14,221 for legal expenses by BYU.  For the three and nine months ended September 30, 2005, we were charged $3,200 and $8,594, respectively, for legal expenses which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our barrier repair technology. The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000. The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal costs associated with patent protection and expansion. During the three and nine months ended September 30, 2006, we were charged $5,498 and $15,816, respectively, for legal fees associated with the UC Agreement.  For the three and nine months ended September 30, 2005, we were charged $7,965 and $12,041, respectively, for legal expenses associated with the UC Agreement. These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Osmotics Sub License Agreement

We obtained our rights to the UC Agreement pursuant to a Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the barrier repair technology to develop and market cosmetic, non prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the barrier repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three and nine months ended September 30, 2006, licensing fees have been reduced by $6,250 and $18,750, respectively, for the portion of the minimum royalty borne by Osmotics.  Further, the Sublicense Agreement requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement. For the three and nine months ended September 30, 2006, we charged Osmotics $2,749 and $7,908, respectively, for legal expense under the UC Agreement which we have recorded as a reduction of legal expense on the accompanying condensed consolidated statements of operations.  Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the barrier repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram®; $516,000 due if and when the Company chooses to exercise the purchase option.  During the three months ended September 30, 2006, we paid Osmotics $50,000 pursuant to this purchase option which we recorded as a licensing fee on the accompanying condensed consolidated statements of operations.

        Additionally, as consideration for the rights to repurchase Triceram®, we revised the expiration date of certain warrants held by Osmotics which entitle them to acquire up to 1,057,161 shares of our common stock at an exercise price of $2.18 per share (the “Osmotics Warrant”).  The Osmotics Warrant previously expired in May 2007.  As revised, the Osmotics Warrant will expire one year from the date the SEC declares effective a registration statement registering the common shares underlying the Osmotics Warrant.  We currently have no plans to register the shares underlying the Osmotics Warrant.  As a result of revising the terms of the Osmotics Warrant, we recorded a charge of $666,011 which represents the difference in fair value of the Osmotics Warrant immediately before and immediately after the revision.  We utilized the Black-Scholes option pricing model to determine the fair value of the Osmotics Warrant.  We engaged a third party independent appraiser to determine the expected life of the revised Osmotics Warrant.  The charge is recorded as a separate line item on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics’ resources rather than procure them on our own. Accordingly, in January 2005, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology. The charge for such services is $5,000 per month. The

Shared Services Agreement originally expired on December 31, 2005 but was extended until December 31, 2006.  Management believes that we will extend the agreement into 2007 but final negotiations with Osmotics have not been completed. The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects. In the event that our officers spend any time on the business of Osmotics, we charge Osmotics for the cost of these services which is offset against the monthly charge described above.

For the three and nine months ended September 30, 2006, we recorded $14,752 and $44,752, net, respectively, under the Shared Services Agreement.  For the three and nine months ended September 30, 2005, we recorded $14,048 and $41,398, net, respectively, for charges pursuant to the Shared Services Agreement. We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in these Reports will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products, alone or in cooperation with others, market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in these Reports. In particular, these Reports set forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in these Reports may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in these Reports and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB  to be filed in 2006. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology). Licensing fees for the three months ended September 30, 2006 increased by $44,630 or 96% compared to the three months ended September 30, 2005.  The increase in licensing fees is primarily due to a payment made during 2006 to Osmotics under our sublicense agreement for the rights to purchase Triceram®.

Testing and Development

Testing and development expense consists of costs incurred in the preclinical and clinical development and testing of our technologies. Testing and development costs for the three months ended September 30, 2006 increased by $43,674 or 222% compared to the three months ended September 30, 2005. The increase in testing and development expense between periods is primarily due to the commencement of a 90 person clinical trial comparing EpiCeram® against a mid strength topical steroid (Cutivate®) for treating eczema. We expect to complete patient enrollment and study visits during the fourth quarter of 2006 or early 2007, with reporting of results during the first quarter of 2007.  Further, upon receiving additional financing, we plan on conducting a 50 person clinical trial to compare EpiCeram® against the leading immunosuppressant therapy for treating eczema. We believe that if such clinical trials are successful, it will greatly enhance our ability to out-license EpiCeram® under favorable terms and conditions. Conversely, should the studies result in unfavorable or inconclusive results, it would likely hinder our ability to out-license EpiCeram® on favorable terms, or at all. Further, we expect to continue with certain preclinical development activities related to our Ceragenin™ technology.  However, in order to conduct additional studies related to our barrier repair technology or sufficient testing/development to commercialize our Ceragenin™ technology, we will require additional financial resources and our plans assume that we will receive such additional resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $179,429 or 36% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in general and administrative expenses was primarily due to increased noncash stock compensation expense and payroll expense. Noncash stock compensation expense increased as a result of the Company adopting SFAS 123R in January 2006. Payroll and related costs increased primarily due to increases in compensation for certain individuals.

Loss from Operations

As a result of the factors described above, in addition to the charge recorded for extending the life of the Osmotics Warrant (Note 10), the loss from operations for the three months ended September 30, 2006 increased by $933,744 compared to the three months ended September 30, 2005.

Other Income (Expense)

        For the three months ended September 30, 2006, we reported other income of $372,187 compared to other expense of $962,240 for the three months ended September 30, 2005. The income in 2006 was the result of a gain on value of derivative liability resulting from marking to market the fair value of our derivative liability. The gain was caused by a decrease in the fair value of the liability as of September 30, 2006 compared to June 30, 2006. The decrease in value of our derivative liability was primarily due to a decrease in the market price of our common stock between periods. The gain on value of derivative liability was partially offset by interest expense which primarily consists of amortization of debt discount associated with the Convertible Notes, amortization of the placement costs associated with the Convertible Notes, and interest expense associated with the Convertible Notes. Other expense during 2005 consists of interest expense, primarily related to the Debentures, as well as imputed interest expense on the Promissory Note.

Discontinued Operations

        For the three months ended September 30, 2005, we recorded a loss from discontinued operations of $9,093 which is comprised of income from discontinued operations of $19,400 offset by a loss on disposal of assets held for sale of $28,493.  We sold the Bingo Business effective September 30, 2005.  Accordingly, we did not have any discontinued operations during 2006.  See Note 3.

Net Loss

As a result of the factors described above, we recorded a net loss of $1,129,500 for the three months ended September 30, 2006 compared to a net loss of $1,539,276 for the three months ended September 30, 2005.

Preferred Stock Dividends

Series A Preferred Stock dividends were the same for both three month periods.

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss attributable to common shareholders of $1,189,500 for the three months ended September 30, 2006 compared to a loss of $1,599,276 for the three months ended September 30, 2005.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Licensing Fees

Licensing fees for the nine months ended September 30, 2006 increased by $54,728 or approximately 46% compared to the nine months ended September 30, 2005. The increase in licensing fees was primarily the result of a payment made during 2006 to Osmotics under our sublicense agreement for the rights to purchase Triceram®.

Testing and Development

Testing and development expense for the nine months ended September 30, 2006 increased by $168,933 or 318% compared to the nine months ended September 30, 2005. The increase in expense between periods is primarily the result of increased preclinical development activities associated with our Ceragenin™ technology along with commencing a 90 person clinical study comparing EpiCeram® to a mid-strength topical steroid (Cutivate®). Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $723,009 or 59% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, legal fees, and travel and entertainment expenses. Payroll and related costs increased primarily due to additional full time equivalents during 2006 as well as increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of the Company adopting SFAS 123R in January 2006. Legal fees increased as a result of increased activities requiring legal counsel. Travel and entertainment expenses increased as a result of increased travel activity.

Loss from Operations

As a result of the factors described above, in addition to the charge recorded for extending the life of the Osmotics Warrant (Note 10), the loss from operations for the nine months ended September 30, 2006 increased by $1,612,681 compared to the nine months ended September 30, 2005.

Other Expense

For the nine months ended September 30, 2006, other expense decreased by $348,323 or 22% compared to the nine months ended September 30, 2005. The decrease in other expense is primarily the result of a gain on value of derivative liability resulting from marking to market the fair value of our derivative liability during 2006. During 2005, we did not have any derivatives outstanding.

Discontinued Operations

For the nine months ended September 30, 2005, we recorded a loss from discontinued operations of $7,697,089.  Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill to its estimated fair market value. We did not have any discontinued operations during 2006.

Net Loss

As a result of the factors described above, the net loss for the nine months ended September 30, 2006 decreased by $6,432,731 compared to the nine months ended September 30, 2005.

Preferred Stock Dividends

During the nine months ended September 30, 2006, we recorded $180,000 of preferred stock dividends related to our Series A Preferred Stock. This represented an increase of $14,839 compared to the nine months ended September 30, 2005. The increase was the result of the Series A Preferred Stock not being outstanding for the entire six month period of 2005.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders decreased by $6,417,892 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations. In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream for treating certain skin disorders. Please refer to the “Outlook” below for our EpiCeram® commercialization plans as well as our financing plans.

Operating Activities

As of September 30, 2006, we had $1,221,965 of cash and cash equivalents. During the nine months ended September 30, 2006, $2,650,209 of cash was used in operating activities which primarily consists of cash operating expenses, a one-time payment to Brigham Young University under our licensing agreement and cash paid for interest.

Investing Activities

During the nine months ended September 30, 2006, we used $23,928 in investing activities representing certain capital expenditures. As of September 30 2006, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended September 30, 2006, $1,436,761 of cash was provided by financing activities primarily as a result of $2,214,450 received from the exercise of common stock purchase warrants.  This was partially offset by payments made to Osmotics under a promissory note agreement (paid in full) and payment of dividends under our Series A Preferred Stock. There are no further dividends owed under the Series A Preferred Stock until May 2008.

Convertible Notes

        In November 2005, we sold in a private transaction an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share. In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share. During the nine months ended September 30, 2006, holders converted $250,000 of convertible notes into 121,951 shares of common stock.

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

The notes are repayable, principal and outstanding accrued interest, on November 28, 2007. The notes contain a clause whereby we can force the note holders to convert their notes into common shares in the event that; 1) we have not been in default; 2) our registration statement registering the underlying common shares has been declared effective by the SEC and 3) the closing bid price of our common stock has been at least $4.10 per share for 20 consecutive trading days. However, the notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  Based on the financial milestones for the period ended September 30, 2006, we will have a milestone default upon filing this Report.  However, management believes that the conversion price will not be adjusted downward based on the recent trading price of our common stock.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.  If the Convertible Notes are not converted into shares of common stock prior to maturity, we will require additional capital to repay this obligation.

Outlook

As of September 30, 2006, we had cash and cash equivalents of $1,221,965. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through the middle of the first quarter of 2007.  The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram® and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

We have decided to out-license EpiCeram® to a third party with expertise in the marketing of dermatological prescription products. We are currently in dialogue with several parties regarding a potential licensing transaction. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards underwriting our ongoing development activities. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. Any amounts paid to us under such agreement will likely not be sufficient to fully underwrite our ongoing development activities and we may require significant additional funding.

Our ability to consummate an out-license transaction for EpiCeram™ will be dependent upon the efficacy of the product.  During the third quarter of 2006, we commenced a 90 person clinical trial to compare EpiCeram® against a mid strength topical steroid for treating eczema. We expect to complete patient enrollment and study visits during the fourth quarter of 2006 or early 2007, with reporting of results during the first quarter of 2007. Additionally, upon receiving adequate funding, we also plan on conducting a 50 person clinical trial to compare EpiCeram® against the leading immunosuppressant therapy for treating eczema. We believe that if such clinical trials are successful, it will greatly enhance our ability to out-license EpiCeram® under favorable terms and conditions. Conversely, should the studies result in unfavorable or inconclusive results, it would likely hinder our ability to out-license EpiCeram® on favorable terms, or at all. We have sufficient cash on hand to fund the mid strength steroid study.

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

As described above, in order to execute our business strategy, we will require additional funding. We currently plan to raise between $5 million and $10 million during 2006. The proceeds will primarily be used to expand and accelerate the development activities of our Ceragenin™ technology, further develop our barrier repair technology and general corporate purposes. The form of the financing may include the sale of additional common or preferred stock or the sale of convertible debt. The terms of such a financing could result in significant dilution to our current stockholders. There currently exist no firm commitments for any financing, and there is no assurance that we will be successful in raising this additional capital. If we are not successful in out-licensing EpiCeram®, we will have to either raise more capital than we currently plan and/or scale-back our Ceragenin™ development activities. If we are unsuccessful in raising additional capital in a timely manner, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at September 30, 2006, which require future cash flows:

	Less Than			Over
Contractual Obligations	1 Year	1-3 years	3-5 years	5 years	Total

Convertible Notes	$—	$2,950,000	$—	$—	$2,950,000
License Agreements	190,000	580,000	880,000	4,717,500	6,367,500
Shared Services Agreement	15,000	—	—	—	15,000
Preferred Stock Dividends	—	240,000	—	—	240,000
Purchase Commitments	417,964	—	—	—	417,964
	$622,964	$3,770,000	$880,000	$4,717,500	$9,990,464

ITEM 3.      CONTROLS AND PROCEDURES

        As of September 30, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date: November 13, 2006	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date: November 13, 2006	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer