Form 10KSB
period 2006-12-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2007-03-19
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number:   000-50470

CERAGENIX PHARMACEUTICALS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	84-1561463
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $12,423,331 as of March 16, 2007 based upon the average bid and asked price of the registrant’s common stock on the Nasdaq Electronic Bulletin Board.

As of March 16, 2007, the Registrant had 16,174,991 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):      Yes ☐    No  ☒

Ceragenix Pharmaceuticals, Inc.

Table of Contents

Forward-Looking Statements
PART I
Item 1.	Description of Business
The Company
Our Strategy
Our Technology
Product Candidates
Product Markets
Sales and Marketing
Competition
License Agreements and Proprietary Rights
Trademarks
Government Regulation
Employees
Factors Affecting Our Business and Prospects
Available Information
Executive Officers of the Company
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III
Item 9.	Directors, Executive Officers and Corporate Governance
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

i

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-KSB (this “Report”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to satisfy its outstanding convertible debt obligations, receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the “FDA”), successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products (alone or in cooperation with others), market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compound (alone or in cooperation with others) into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K to be filed in 2007. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We are a development stage biopharmaceutical company focused on infectious disease and dermatology. We have two base technology platforms each with multiple applications: Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”) and barrier repair (“Barrier Repair”). We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier. Our Ceragenin™ technology has shown antibiotic, antiviral, anti-fungal and anti cancer properties in vitro and represents a mid and long term revenue opportunity both in antimicrobial medical device coating applications and in new prescription antimicrobial drug development.

Our Ceragenin™ technology, licensed from Brigham Young University, covers the composition of matter and use of a broad class of small molecule, positively charged aminosterol compounds that have shown antibiotic, antiviral, antifungal, and anticancer activity. These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system and several of these candidates are currently in pre-clinical development. Ceragenin™ compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces. The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tear holes in the cell walls). Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells). Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds. Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

We have also licensed patents from the Regents of the University of California for a barrier repair technology that is a specific combination of ceramides, cholesterol and fatty acids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function. This patented Barrier Repair technology is the invention of Dr. Peter Elias the author of over 500 peer reviewed journal articles. Dr. Elias is a member of our management team serving as Chief Scientific Officer. We have used this barrier repair technology to formulate two prescription products: EpiCeram™ and NeoCeram™ (an investigational stage product).

EpiCeram™ is a prescription only product intended for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis (eczema), irritant contact dermatitis, and radiation dermatitis. All of these conditions share in common a defective or incomplete skin barrier and we believe current therapies are viewed as either lacking or in need of improvement. In April 2006, we received marketing clearance from the FDA to sell EpiCeram™ as a medical device pursuant to a 510(k) filing.  The clearance received from the FDA will allow us to market EpiCeram™ for all of the above listed conditions.  We plan to commercialize EpiCeram™ by entering into a supply agreement with a pharmaceutical company with expertise in the marketing of dermatological prescription products.  We expect to generate revenue from EpiCeram™ during 2007.

Our second planned product is NeoCeram™, a pediatric barrier repair cream. NeoCeram™ is intended to help create a skin barrier in premature infants and neonates. Infants born prematurely enter the world without fully formed skin barriers. As lung surfactant therapy has pushed back the age of viability to 23 weeks of gestational age, the lack of an adequate skin barrier is now of critical importance to morbidity and mortality in this at risk population. We believe that by providing the topical equivalent of a skin barrier that these infants will develop more rapidly, be at lower risk for bacterial infections and sepsis, and spend less time in the neonatal intensive care unit thereby significantly reducing the costs incurred by the health care system to care for these infants.  We plan to seek FDA clearance for NeoCeram™ pursuant to a 510(k) application.  We had delayed work related to filing our 510(k) application for NeoCeram™ until receiving clearance for EpiCeram™ as the two products have very similar formulations.  Accordingly, we wanted to ensure that the FDA concurred with our conclusion regarding the 510(k) approval path for EpiCeram™.  However, there is no assurance that the FDA will conclude 510(k) is the appropriate approval path for NeoCeram™. In addition, we will likely need to assemble some clinical data in order for the FDA to approve the product.  We plan to complete development and commence a clinical study for NeoCeram™ during 2007.  Our ability to commence the study is dependent upon receiving institutional review board (“IRB”) approval which cannot be assured.  We expect to file our 510(k) application with the FDA for NeoCeram™ during 2008.  We are also exploring the possibility of utilizing our 510(k) clearance for EpiCeram™ to market NeoCeram™ given the close similarities in formulation.  In the event that the FDA determines 510(k) is not the appropriate approval path, we will have to file a Pre-Market Approval (“PMA”) or a New Drug Application (“NDA”) (see Government Regulation) which will result in a longer and more costly approval process.

In 2005, we changed our name to Ceragenix Pharmaceuticals, Inc.  Our previous name was OnSource Corporation. On May 10, 2005, we acquired Ceragenix Corporation (f/k/a Osmotics Pharma, Inc.) by merger (the “Merger”). We changed the name to Ceragenix Corporation on the same date that we changed our corporate name. Until the date of the Merger, our primary business focus had been on the distribution of a line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska.  We operated in this business through two subsidiaries, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc.  Effective September 30, 2005, we sold Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. to an unaffiliated third party (controlled by two of our shareholders who collectively own less than 5% of the Company’s common stock).

Our executive offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202. Our telephone number is
(720) 946-6440.

OUR STRATEGY

Our principal objective is to be a leading provider of products and technology focused primarily on the prevention and treatment of infectious disease. Leading healthcare organizations such as the World Health Organization and the U.S. Centers for Disease Control have recognized that the growing number of multidrug resistant bacterial infections poses a major worldwide health risk. We believe that our Ceragenin™ class of compounds and our preclinical lead candidates represent the potential for a major advancement in the prevention and treatment of infectious disease. To achieve our objectives we have been undertaking numerous proof of concept in-vitro studies to demonstrate the efficacy of Ceragenins™ against a broad array of infectious diseases to identify those candidates with potential for inclusion in new antimicrobial coatings for medical devices to prevent bacterial colonization of such devices, new antimicrobial wound dressings and those with the greatest potential as new anti-infective prescription drugs. Once we establish the commercial promise for one or more of our Ceragenin™ compounds in a given anti-infective application requiring a large and costly clinical development effort, we intend to explore partnering opportunities with major anti-infective pharmaceutical firms.  We believe that there will be multiple partnering opportunities associated with the Ceragenin™ technology and preclinical development candidates which, we believe, differentiates us from many small pharmaceutical companies. We believe that given our financial and human resource constraints, leveraging the resources of others will allow us to pursue more opportunities simultaneously than we could on our own. However, we plan to keep certain products and/or applications to pursue on our own.

We believe that we can partially underwrite the costs of developing our Ceragenin™ technology through cash flows generated from our Barrier Repair technology. We have identified markets with combined sales in excess of $1 billion (U.S.) where we believe current treatments have either undesirable side effects or are not very effective. EpiCeram™, our first commercial product, will be targeted to treat various skin disorders all characterized by a disrupted skin barrier function. The most common of these conditions is atopic dermatitis, more commonly known as eczema.  We currently plan to out-license EpiCeram™ through a supply agreement to a more established pharmaceutical company. By licensing out EpiCeram™, we believe it will ensure that a firm with the resources and capabilities to successfully commercialize a major new dermatological product will be able to rapidly build adoption and sales for EpiCeram™ among the highest potential physician target audiences.  We would expect to benefit via upfront and milestone payments and an on-going revenue sharing arrangement with our partner, which should enable us to quickly generate cash flows from EpiCeram™ .

While the primary focus of our discussions regarding potential partnering opportunities for EpiCeram™  have focused on the large market for treatment of atopic dermatitis (eczema), the product’s approved labeling allows for use in treating a broad range of dry skin conditions.  Excessive dry and itchy skin is a common skin disorder among persons with HIV; persons undergoing interferon therapy for Hepatitis C; persons on hemodialysis with end stage renal disease and other niche applications.  Dry irritated skin is also a common side effect of widely used retionoid based therapies as well as treatments for precancerous and cancerous skin lesions. Adjunctive use of EpiCeram™ with these conventional therapies may serve to reduce significant adverse side effects and help improve patient compliance.  If we are successful in concluding a partnering arrangement with a pharmaceutical firm in marketing EpiCeram™, we may decide to retain co-promotion rights for one or more of these niche market opportunities.  We do not intend to manufacture EpiCeram™ ourselves, but rather utilize the services of third party current Good Manufacturing Practices (“cGMP”) facilities.

A key component of our current business strategy has been to operate as a fairly “virtual” firm until such time as the business requires a more robust infrastructure.  We believe this strategy has been desirable as it allowed us to direct a greater percentage of our financial resources into product development and provided us with greater flexibility by limiting the size of our corporate infrastructure and workforce. While we plan to hire additional management and staff resources during 2007 to develop our business and manage third party relationships, we believe we can keep our corporate and development staff to levels that are substantially lower than found in traditional pharmaceutical companies by carefully leveraging third party expertise.

OUR TECHNOLOGY

We have two base technology platforms; Ceragenins™ and Barrier Repair.

Ceragenins™

We plan to utilize our Ceragenin™ technology to develop new generation medical device coatings, wound dressings and prescription drugs.   Ceragenins™ are small molecule, positively charged, compounds that have shown promising antibiotic, antiviral, antifungal, and anticancer activity. These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system. The compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer cells that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces. The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tear holes in the cell walls). Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells). Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds. Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

Since May 2005, we have accomplished the following developments related to our Ceragenin™ technology:

•                                          Demonstrated that a Ceragenin™ based coating (called Ceracide™) prevented bacterial colonization on titanium surfaces and eradicated staphylococcus aureus and E. Coli bacteria in the fluid surrounding the coated plate in an in vitro medical device coating model;

•                                          Presented data at a meeting of the American Academy of Dermatology showing that use of one of our Ceragenin™ compounds (CSA-8) when used in combination with mupirocin (a commonly used topical antibiotic active against gram-positive bacteria) was able to expand mupirocin’s spectrum of activity to include gram-negative bacteria such as E.Coli, Salmonella and Kleibsiella;

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

•                                          Demonstrated that compounds CSA 8, 13 and 54  possessed activity similar to human angiostatins in-vitro and that the compounds had been accepted by the National Cancer Institute’s Developmental Therapeutics Program to evaluate potential activity in inhibiting the growth of tumor blood supply;

•                                          Entered into a Cooperative Research and Development Agreement with the Centers for Disease Control (“CDC”) to evaluate Ceracides™  as an antimicrobial coating in the prevention of bacterial biofilms on medical devices;

•                                          Demonstrated that compound CSA-54 was highly active against Epstein-Barr virus in in-vitro testing;

•                                          Demonstrated that compound CSA-13 was highly active in-vitro against the vaccinia virus;

•                                          Demonstrated that compound CSA-54 showed potent virucidal activity in in-vitro testing against multiple strains of HIV;

•                                          Demonstrated that CSA-13 and CSA-54 showed the ability to inhibit angiogenesis at low micromolar concentrations in in vitro testing performed by the National Cancer Institute;

•                                          Demonstrated that CSA-13 was over 100 fold more effective in eradicating a MRSA biofilm than vancomycin in in vitro testing;

•                                          Entered into a research agreement with the Johns Hopkins University School of Medicine to evaluate the efficacy of a Ceragenin™ based antimicrobial wound dressing against Pseudomonas and MRSA infections in an animal burn wound model;

•                                          Demonstrated that CSA-13 was able to significantly inhibit bladder cancer growth with minimal toxicity to normal cells in in vitro testing;

•                                          Entered into a research and development agreement with an internationally recognized research laboratory to develop formulations, in the form of nasal ointments containing CSA-13, designed to prevent influenza infections and to decolonize the nasal passage of MRSA;

•                                          Demonstrated that CSA-13 was able to prevent influenza infection by H3N2, one of the common strains of Type A influenza, in in vitro testing;

•                                          Initiated an in vivo study with the University of Utah to determine whether Cerashield™ can reduce infections associated with artificial limbs;

•                                          Developed a prototype contact lens disinfectant solution that demonstrated the ability to virtually eradicate the bacterial and fungal strains that the FDA specifies for testing pursuant to its published guidance document in in vitro testing; and

•                                          Demonstrated that Ceragenin™ treated hemodialysis catheters were able to virtually prevent bacterial colonization in a 21 day in vitro study.

Barrier Repair

Our Barrier Repair technology is a specific combination of epidermal lipids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function. Defects in the skin’s barrier function play critical roles in the pathogenisis of certain skin diseases such as eczema. The skin’s barrier is composed of a thin sheet of epidermal lipids about half the thickness of a piece of notebook paper. This thin, flexible, strong combination of lipid components forms a mechanical defense against skin irritants and bacterial infections while also helping to retain skin moisture.  Persons with a deficient skin barrier suffer from higher levels of moisture evaporating through their skin also known as trans-epidermal water loss (“TEWL”). TEWL leads to dry, itchy, cracked skin which can then lead to further degradation of the skin’s barrier. Deficient skin barrier function can be caused by both internal factors (i.e. genetic predisposition and/or immune system related misregulation) and external factors (i.e.: radiation treatment and other skin irritants).

Since May 2005, we accomplished the following developments related to our Barrier Repair technology:

•                                          Received 510(k) marketing clearance from the FDA for EpiCeram™ , our first prescription barrier product candidate;

•                                          Demonstrated that EpiCeram™ accelerated skin barrier recovery in eczema patients afflicted with moderate to severe symptoms compared to untreated patients in a small but statistically significant third party study.

The objective measurement of this study showed that there was 100% reduction in itch at 3 and 6 hours after applying EpiCeram™ , an over 50% reduction in dry skin, over 36% reduction in scaliness and an over 37% reduction in irritation/inflammation (all at the 3 and 6 hour measurement points); and

•                                          Completed a 112 person clinical study to compare the efficacy of EpiCeram™ to Cutivate®, a commonly prescribed mid strength steroid, in children with moderate to severe eczema.  Final study results are expected to be available by the end of March or mid-April 2007.

PRODUCT CANDIDATES

Our product candidates require clearance by the FDA and in certain cases extensive clinical evaluation before we can sell them either directly or via partners. Any product or technology under development may not result in the successful introduction of a new product.

EpiCeram™

EpiCeram™ is a topical cream that utilizes our Barrier Repair technology.  In April 2006, the FDA cleared us to market EpiCeram™ to improve dry skin conditions and to relieve and manage the burning and itching associated with various dermatoses including atopic dermatitis, irritant contact dermatitis, radiation dermatitis, and other dry skin conditions by maintaining a moist wound and skin environment.  All of these skin conditions are associated with deficient skin barrier function resulting in excessive TEWL. In February 2007, we completed a 112 person clinical study to compare the efficacy of EpiCeram™ to Cutivate®, a commonly prescribed mid strength steroid, in children with moderate to severe eczema.  Final study results are expected to be available by the end of March or mid-April 2007.  Additionally, in  2007, we plan to commence a 50 to 75 person clinical trial to compare EpiCeram™  against Elidel®, the leading immunosuppressant therapy for treating eczema.  We expect the study to start during the second quarter of 2007.  We previously expected the study to start by March 31, 2007. There is no assurance that EpiCeram™ will prove to be efficacious in clinical trials.  We expect to commercialize EpiCeram™ via a supply agreement with a larger pharmaceutical company experienced in selling prescription dermatological products.  However, our ability to enter into such an arrangement will depend on the efficacy of EpiCeram™ as demonstrated in clinical trials.  There is no assurance that we will be successful in consummating a license agreement for EpiCeram™.

NeoCeram™

NeoCeram™ is also a topical cream utilizing our proprietary Barrier Repair technology. Following FDA clearance, our plan is to market the product for the treatment of dry skin in premature infants. Each year in the U.S., approximately 80,000 infants are born prematurely (less than 32 weeks gestational age) and require treatment in Neonatal Intensive Care Units (“NICU”). The average length of stay in the NICU for these infants is 56 days with a total cost of care of approximately $18 billion annually in the U.S. These infants lack fully formed skin barriers which places them at increased risk for various medical complications, some of which are life-threatening and which contribute to their extended lengths of stay in the NICU. We believe that by providing the topical substantial equivalent of a skin barrier that these infants will gain weight more rapidly, be at lower risk for bacterial infections and sepsis, and spend fewer days in the NICU.  We plan to seek FDA clearance for NeoCeram™ pursuant to a 510(k) application.  We had delayed work related to filing our 510(k) application for NeoCeram™  until receiving clearance for EpiCeram™ as the two products have very similar formulations.  Accordingly, we wanted to ensure that the FDA concurred with our conclusion regarding the 510(k) approval path for EpiCeram™.  However, there is no assurance that the FDA will conclude 510(k) is the appropriate approval path for NeoCeram™. In addition, we will likely need to assemble some clinical data in order for the FDA to approve the product.  We plan to complete development and commence a clinical study for NeoCeram™ during 2007.  Our ability to commence the study is dependent upon receiving IRB approval which cannot be assured.  We expect to file our 510(k) application with the FDA for NeoCeram™ during 2008.  We are also exploring the possibility of utilizing our 510(k) clearance for EpiCeram™ to market NeoCeram™ given the close similarities in formulation.  In the event that the FDA determines 510(k) is not the appropriate approval path, we will have to file a PMA or NDA (see Government Regulation) which will result in a longer and more costly approval process.

Ceragenin™ Anti-Infective Development Programs

According to DataMonitor reports and the CDC, more than two million patients contract an infection while in the hospital, and over 90,000 of these patients die in the U.S. each year – up from 13,000 in 1992.  The high rate of hospital-acquired infections, as well as the high costs associated with their treatment, has led to increased focus on the control of hospital infections including Congressional hearings on the subject and state legislation requiring hospitals to report their infection rates. Adding to the costs imposed by these infection rates in terms of human suffering, death and financial burden, is the alarming rise of microbes that are resistant to current drugs.  According to the CDC’s National Nosocomial Infections Surveillance System, there have been significant increases in resistance rates seen uniformly across gram negative and gram positive strains as well as across various types of antibiotic drugs, and more than 70% of the bacteria that cause hospital acquired infections are now resistant to at least one drug.  As greater numbers and varieties of drug resistant strains emerge, options for treating patients who have these life-threatening infections dwindle.  This situation was highlighted recently in research published by Reuters which found that experts at both the World Health Organization and the Infectious Diseases Society of America are concerned about the dual problem of increasing resistance and the dearth of new antimicrobial agents.  Thus, there is an important clinical need for novel, broad-spectrum anti-infective agents that are effective against resistant strains and that have a low potential for the development of resistance.

We are currently developing the following products to help combat hospital acquired, multi-drug resistant infections.

Cerashield™ Wound Dressing

There are a number of settings where an indwelling catheter or other device can lead to infection of the patient.  Cerashield™ is a circular piece of hydrophilic foam containing 30 mg of CSA-13 in a polymer matrix designed to fit around an indwelling device at the point of entry or exit.  Cerashield™ is designed to prevent infections from utilizing the device as a conduit to entering the body.  As described above, CSA-13 has proven to be very effective in eradicating a number of multi-drug resistant microbes.  We believe that Cerashield™ will demonstrate that it can keep entry points of catheters 99.9% bacteria free which in turn should translate into lower infection rates.  In response to our request for designation, the FDA has notified us that Cerashield™ will be regulated as a device (PMA).  Cerashield™ has been formulated and in January 2007 it was selected for testing by the University of Utah under grants received from the United States Department of Defense and the Department of Veterans Affairs to help find ways to reduce infections associated with artificial limbs.

Ceracide™ Antimicrobial Coatings

Ceracide™ will be marketed as a long lasting antimicrobial coating for medical devices. Nearly all currently approved antimicrobial coated devices rely on drug elution where the drug applied to the device diffuses out from the device into the surrounding tissue to create a “zone of inhibition” to reduce bacterial adhesion to the device. The primary limitation of the drug eluting approach is that after a relatively short period of time (a few days to a few weeks) no more drug is present as it has all eluted off the device. As a result, the antimicrobial effect is then lost. We believe that Ceracide™ coatings can be developed which may be attached to the medical device and which retain long term antimicrobial efficacy without requiring any elution of components into the surrounding tissue. Based on preliminary in-vitro testing, it is anticipated that Ceracide™ coatings can remain highly active and will be able to not only prevent bacterial colonization but to also eradicate the bacteria in the nearby surrounding body fluid. We believe this effect is made possible by the positively charged nature of elements of the Ceracide™ coating which draw the negatively charged bacteria into contact with the coating whereby the bacterial cell membranes are destroyed. In a poster presentation made at the Interscience Conference of Antimicrobial Agents and Chemotherapy (“ICAAC”) in December 2005, data was presented showing that a prototype Ceracide™ formulation was highly effective in completely preventing bacterial colonization on titanium surfaces and in eradicating the bacteria in the surrounding fluid when challenged with high levels of staphylococcus aureus and E. Coli.  In addition to long term duration of activity, it is anticipated that Ceracide™ coatings will also offer very broad antimicrobial efficacy against certain pathogens and eventually be shown to be able to reduce medical device related local and blood stream infections.  It is anticipated that Ceracide™ coatings will be particularly effective against biofilm based infections which are often among the most difficult infections to treat in the hospital setting.  In March 2007, we announced data demonstrating that Ceragenin™ treated hemodialysis catheters were able to virtually prevent bacterial colonization for up to 21 days.   In February 2006, we entered into a contract research and development agreement (“CRADA”) with the CDC to evaluate Ceracides™ as an antimicrobial coating in the prevention of bacterial biofilms on medical devices.  We had originally planned to complete testing under the CRADA by September 2006, however, finding the optimal coating technology took longer than we originally expected.  In the first quarter of 2007 we identified a coating technology that we believe can meet our requirements.  We plan on conducting in vitro studies to determine whether this coating technology is commercially viable.  Assuming that this coating technology works as well as we believe, we anticipate completing work under the CRADA by the end of the third quarter of 2007.

We believe that the Ceracide™ coatings can receive regulatory approval as medical devices under either 510(k) or PMA regulatory filings, depending upon the particular medical device application.  However, there is no assurance that the FDA will agree with our conclusions.

Ceragenin™  New Drug Development

We are developing CSA-13 as a topical anti-infective agent (CGX-313) to prevent the transmission of staphylococcus and other bacteria common in hospital settings.  CSA-13 has demonstrated in in vitro testing to be effective against different varieties of S.aureus, regardless of their resistance to conventional antibiotics, including methicillin and vancomycin.  One-

quarter of all hospital acquired infections are caused by S.aureus which colonize the skin of most people and the nasal passages of about 30% of the population.  CGX-313 will be positioned as a nasal therapy for eradicating staphylococcal infections to help prevent the spread of the infection by healthcare workers to their patients.  CGX-313 is currently undergoing formulation development and we expect to enter preclinical testing during 2007.  Formulations are being developed for both nasal and skin/topical versions.  The ability and timing to complete development and file as an investigational new drug (“IND”) with the FDA will be greatly dependent upon the availability of sufficient funding.  We currently do not have sufficient cash on hand to allow us to file an IND.  This represents a delay from our original plan.

We also plan to explore additional Ceragenin™ studies in the following applications; ophthalmology (contact lens disinfectives), burn wound infections and veterinary applications of Ceragenin™ compounds that are not under consideration for human drug development.

PRODUCT MARKETS

Ceragenin™ Based Products

Cerashield ™ Wound Dressings and Ceracide™ Anti-microbial Coatings

Every year, 1 million Americans acquire infections while hospitalized as the result of implantation of medical devices such as urinary catheters, central venous catheters, endotracheal tubes, pacemakers, orthopedic implants and fixator pins. These devices act as focal points for bacterial adhesion, growth and infection. Certain of these infections become lethal resulting in over 50,000 deaths each year while non-lethal infections prolong hospital stays, complicate recoveries and increase costs. It has been estimated that the cost of treating medical-device related infections may run into the billions of dollars annually. Medical device related infections are becoming of even greater concern in recent years as a result of the development of an increased number of multiple drug resistant bacterial strains particularly in the hospital setting, which are proving increasingly difficult to safely and successfully treat.  Nearly every implantable medical device is susceptible to infections by a variety of pathogens, with implantable devices estimated to account for up to 45% of nosocomial infections. Depending on the length of time a medical device is present in the body, the likelihood for a biofilm related infection increases, and biofilm based infections typically require dramatically higher antibiotic concentrations to treat.  For example, it has been estimated that up to 90% of bloodstream infections in the hospital setting are related to the use of some type of intravascular medical device. While many factors contribute to the medical device related infection rate, including health care worker hand washing and training procedures, sterilization protocols, prophylactic use of antibiotics, etc., the development of catheter wound dressings and antimicrobial coatings for medical devices aimed at helping to prevent the development of device-related infections is an area of growing interest in which current antimicrobial coatings are extremely limited and in general do not provide very effective long-lasting antimicrobial protection.

Medical device markets are large and have significant unmet needs for infection protection.  For example, each of the following segments of the medical device market has annual sales in the $1 billion range and has also been reported to have infection rates in the 1% to 30% range:  urinary catheters, central venous catheters, dental implants, fracture fixation (including fixator pins and orthopedic implants), and pacemakers.  There are a variety of additional attractive market segments with unmet anti-microbial coating needs including segments such as endotrachael tubes, antimicrobial medical sponges, and wound dressings.  The opportunity for introduction of a new generation catheter wound dressing or an antimicrobial coating which is safe and effective and provides longer lasting protection than available product offerings is believed to be large.  There may be additional potential applications for long-lasting antimicrobial coatings beyond the area of medical devices which could have promise as well – including antimicrobial coatings for hospital related equipment and furnishings, etc., and certain of these applications may be explored.

Ceragenin™ Topical, Oral and Inhaled Drug Opportunities

The need for additional antibiotics and anti-infective drugs which can be safe and effective against the emerging strains of multiple drug resistant infections is well acknowledged by all the leading authorities in this field.  In addition to a need for new antibiotics, there is also a need for improved anti-fungals, anti-virals, as well as antimicrobials effective against potential bio-terrorism threats such as anthrax, etc. We believe, based on early preclinical in-vitro testing, that certain Ceragenin™ compounds show promise as being effective against a wide range of infectious agents – ranging from multiple drug resistant bacteria, to viral infectious agents, fungal infections, and certain bio-terrorism agents.  While the anti-infective prescription drug market totals tens of billions of dollars annually on a worldwide basis, the next steps for us are to determine which infectious

disease market applications and which forms of administration may prove feasible and promising to pursue.   If one or more Ceragenin™ compounds meet all the criteria for a drug development candidate in any of these market segments (e.g., anti-bacterial, anti-fungal, anti-viral, or anti-bioterrorism agent), the potential market opportunities will likely be quite large.  Even in the area of topical antimicrobials, the market potential in the U.S. alone is substantial, with current topical anti-infective products selling well over $1billion annually.

Barrier Repair Products

EpiCeram™

Atopic Dermatitis

Commonly known as eczema, it is estimated that 15 million Americans suffer from this disease. It is the leading skin disease of childhood and 65% of those affected show clinical symptoms by 6 months of age. The skin becomes extremely itchy and inflamed, causing redness, swelling, cracking and scaling. The skin can become so severely irritated, patients often scratch themselves until they bleed, leading to a secondary infection. Histological analysis of the skin of persons with eczema reveals a global deficiency in epidermal lipids (ceramides, cholesterol and essential fatty acids) with a marked deficiency of ceramides. This lack of epidermal lipids leads to a defective skin barrier as these are the ingredients that form the lipid bilayers critical to maintaining healthy skin. Normalizing the barrier is the key to successful treatment. Dr. Elias’s work has shown that topical application of an optimal molar ration of these epidermal lipids can correct the skin barrier abnormality. We believe that EpiCeram™ will greatly reduce skin irritation, quickly reduce itch, and help to restore a more normal skin barrier than possible with currently available products. While there are multiple products and treatments for eczema, we also have the advantage of not being an immune system suppressant or steroid, both of which have well recognized undesirable side effects. Immunomodulator drugs used for treating atopic dermatitis recently received a black box safety warning from the FDA which is resulting in an estimated decline of over $200 million in sales for these products from their high water mark in 2004 when combined they had over $500 million in sales.  The current market size for atopic dermatitis treatments is believed to approach $1 billion annually in the U.S. alone.

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

Radiation Dermatitis

It is estimated that 700,000 patients a year develop some degree of radiation dermatitis in the U.S. as the result of radiation therapy. It is an acute phenomenon that correlates with the disruption of the skin’s barrier function. The result is an increase in the risk of infection, discomfort and pain, which in some cases may necessitate the interruption of treatment to allow for healing. This can compromise the final outcome of cancer therapy. We believe that there is no current effective treatment for radiation dermatitis. We believe that EpiCeram™ may reduce the incidence and severity of radiation dermatitis and may represent an important new paradigm for therapy for patients.

Other Dry Skin Conditions

A wide variety of additional dry skin conditions may prove responsive to EpiCeram™ therapy.  One of these conditions, pruitius associated with End Stage Renal Disease, is estimated to be common among the estimated 400,000 Americans a year who undergo treatment at hemodialysis centers for End Stage Renal Disease. This patient population is growing rapidly (as the baby boomers age) and is expected to reach 600,000 by 2010. It is estimated that as many as 70% of these patients suffer from a severe itch (also known as pruritus). The prevalence of itch increases with deteriorating renal function but does not improve significantly with dialysis. The pruritus is independent of the duration of dialysis or cause of renal failure. Recent research has shown a direct correlation between poor skin barrier function and severe itch. Based on this research, we believe that use of EpiCeram™ will improve skin texture and reduce itch. We do not believe there is a current effective treatment for this condition.

Our 510(k) clearance allows us to market EpiCeram™ for all of the conditions listed above.  However, our initial focus will be on the atopic dermatitis market.

NeoCeram™

It is estimated that 80,000 infants a year are born in the U.S. under 32 weeks of gestational age. Infants under 32 weeks lack a fully developed skin barrier. Pre term infants spend an average of 56 days in the neonatal intensive care unit (“NICU”) at a total cost estimated to be $18 billion annually in the United States.  The lack of a fully formed barrier increases the risk of infections (sepsis) and other medical complications due to excessive trans-epidermal water loss. Pre term infants who develop sepsis (25%) spend an additional 19 days in the NICU. NICUs receive capitated payments for treating premature infants so any reduction in the length of stay positively affects the institution’s profitability.  At present, the standard of care for such infants is to place them in a warmer in a high humidity environment. We believe that if the data shows a significant benefit in the use of NeoCeram™ (for example, reduction of length of stay in the NICU or reduction of bacterial infections), then there is the possibility of rapid adoption of it by the 600 neonatologists in the United States.

SALES AND MARKETING

We currently do not have any sales and marketing personnel.  We do not anticipate hiring a significant number of sales and marketing personnel unless we choose to commercialize products using an internal salesforce.

COMPETITION

Ceragenins™

The pharmaceutical industry is highly competitive and includes a number of established, large and mid sized companies, as well as smaller emerging companies, whose activities are directly focused on our target markets. Nearly all of these companies have far greater financial and human resources than we do as well as more experienced management teams. If approved, our prescription drug candidates will compete with a large number of antibiotic, anti-fungal and anti-viral prescription drugs.  We expect to compete primarily on the efficacy and safety of our planned products, assuming that one or more of our preclinical new drug candidates is able to successfully complete development as a new topical or antimicrobial drug therapy. However, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.  While the initial in-vitro data generated against a wide variety of infectious agents appears to be promising for selected Ceragenin™ candidates, it is still too early in the development process to be able to assess the likelihood for successful pre-clinical and clinical development of these compounds. Many companies are developing or have recently developed new antibiotic therapies, including Cubist Pharmaceuticals, Inhibitex, Wyeth and others.  In addition, several companies are working to commercialize antimicrobial peptides or their analogs as either prescription drugs or antimicrobial coatings, including Polymedix, Helix Biomedical, Demegen and others.

We expect our Ceracide™ coatings to compete primarily with other anti-infective coating technologies designed to reduce the infection rates.  For example, in the urinary and central venous catheter medical device markets, competitive product offerings would include the following products; products from C.R.Bard such as Bardex IC Foley Catheters with Bacti-Guard® silver and hydrogel coating, Bardex® IC Catheters with a silver hydrogel coating, and Lubri-Sil® Foley Catheter line of silicone catheters with an antimicrobial and hydrogel coating.  Competitive entries from The Kendall Company include their DOVER® 100% Silicone Foley Catheters as well as their DOVER Silver catheters which incorporates OMNION® silver ion technology coupled with a hydrogel coating.  Competitive entries from Rochester Medical include their RELEASE-NF® Catheter line which has a nitrofurazone coating.  Competitive offerings from Arrow International Inc. include their Gard I and Gard II coatings containing chlorhexidine + silver sulfadiazine.  Competitive offerings from Cook Critical Care include their SPECTRUM® line of antimicrobial polyurethane catheters containing minocycline and rifampin.  Competitive products from Johnson & Johnson Wound Management Division of ETHICON include its BIOPATCH® antimicrobial dressings coated with chlorhexidine gluconate.  The omiganan pentahydrochloride gel under development by Cadence Pharmaceuticals as well as a variety of other new antibiotic or antimicrobial coating based products which may be under development at other firms could also become future competitors.  While we expect to compete based primarily on the greater spectrum of efficacy against infectious agents and longer duration of activity, it is too early to know whether the Ceracide™ coatings under development will be able to be approved for use in target medical device segments of greatest interest and unmet medical needs.

Barrier Repair

We expect to compete on, among other things, the efficacy of our products, the reduction in adverse side effects experienced when compared with certain current therapies, and more desirable patient treatment regimens. Competing successfully will depend on our ability to demonstrate efficacy of our products through clinical trials, our ability to convince opinion leaders and prescribing physicians of the advantages of our products, and having sufficient financial resources to adequately market our products.  In addition, our ability to compete may be affected by our ability to obtain reimbursement from third-party payors.  The clearance of EpiCeram™ as a 510(k) medical device also limits the type of claims initially associated with the promotion of the product until such time as additional clinical trials have been concluded supporting broader claims — whose outcomes cannot yet be certain.

Although we believe that our product candidates will have favorable features for the treatment of their intended indications, existing treatments or treatments currently under clinical development that also receive regulatory approval may possess advantages in competing for market share.

Our first product, EpiCeram™, is indicated for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis, irritant contact dermatitis, radiation dermatitis, and dry skin. Accordingly, it will compete with well established products such as Elidel® from Novartis AG, Protopic® from Fujisawa, Atopiclair® from Sinclair Pharmaceuticals, MimyX® from Steifel Laboratories as well as a variety of topical steroids and skin emollients.  We believe that EpiCeram™  will be very competitive in the market to children under the age of two years with symptoms of eczema (atopic dermatitis), as a result of the limitations established by the FDA for prescribing steroids and immunosuppressants to children in this age category.

LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

License Agreement with the Regents of the University of California

We have an exclusive license agreement with the Regents of the University of California (the “Regents”) for Barrier Repair technology dated June 28, 2000. In connection with the Merger, Ceragenix Corporation was substituted in place of Osmotics as the licensee under the agreement. The license agreement provides for the world wide exclusive rights to commercially develop, use and sell therapeutic and cosmetic applications for the Barrier Repair technology. Under the terms of a sub license agreement with Osmotics, we have agreed that Osmotics will retain the license rights for all cosmetic, non prescription applications (as defined in the sub license agreement). The rights of Ceragenix Corporation under the license agreement are subject to a non exclusive, irrevocable, royalty free license to the U.S. Government with the power to grant a license for all governmental purposes. Unless terminated earlier by Ceragenix Corporation for any reason or by the Regents due to Ceragenix Corporation’s breach, the license agreement continues until the date of expiration of the last to expire patent licensed under this agreement (2014).

We are obligated to pay the Regents, on an annual basis, the greater of $50,000 or five percent of net sales (as defined in the agreement) of products derived from the barrier repair technology. Upfront and milestone payments received from licensed products may be subject to a 15% royalty. In addition, the agreement requires us to reimburse the Regents for legal expenses associated with patent protection and expansion.  Under the sub license agreement with Osmotics, Osmotics is required to reimburse us in an amount equal to either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the barrier repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  Osmotics is also required to reimburse us for one half of the legal fees charged to us by the Regents.  Additionally, the sublicense agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the sublicense agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram™ and; $516,000 due if and when the Company chooses to exercise the purchase option.  As of the date of this Report, we have made the first two $50,000 payments to Osmotics.

License Agreement with the Brigham Young University

We have an exclusive license agreement with Brigham Young University (“BYU”) for the intellectual property rights to Ceragenin™ technology dated May 1, 2004.  In connection with the Merger, Osmotics was removed as a co licensee and Ceragenix Corporation is now the sole licensee under the agreement. The license agreement provides for the world wide exclusive rights to develop, use and sell all applications based on the Ceragenin™ technology for the first 24 months of the agreement. After the first 24 months, the exclusive license extends only to those applications for which we have conducted research or engaged in substantial commercialization efforts, including research or commercialization by strategic partners and sublicensees.  To date, we have conducted research related to the Ceragenin™ technology for use as an antibiotic, antiviral agent, anticancer agent and antifungal agent.  We believe such research meets the application definition to preserve exclusivity under the agreement. Our rights under the license agreement are subject to the right of BYU and the Church of Jesus Christ of Latter day Saints and the Church Education System to use the technology for continuing research and non commercial academic and ecclesiastical uses without cost.

The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  Unless terminated earlier by Ceragenix Corporation for any reason or by BYU due to Ceragenix Corporation’s breach, the license agreement terminates on the date of expiration of the last valid claim of any patent included in the technology (2022).

TRADEMARKS

We believe that trademark protection is an important part of establishing product and brand recognition. The United States Patent and Trademark Office have approved the following applications for registration subject to final approval of statements of use: EpiCeram™, NeoCeram™, Ceracide™, Ceragenins™ and Ceragenix™. We have a pending trademark application on file for Cerashield™. United States federal registrations for trademarks remain in force for ten years and may be renewed every ten years after issuance, provided the mark is still being used in commerce. However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks and service marks could be impaired.

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

We expect that all of our prescription pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them.  The nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products.  Prescription products can be cleared as either medical devices or new drugs. The clearance process for medical devices is typically shorter and less expensive than for a new drug. Within the medical device category, there are two approval paths; 510(k) or PMA. Typically, the 510(k) path is shorter and less expensive than the PMA. The 510(k) process is an abbreviated approval process. Typically, a 510(k) process does not require clinical studies.

New drug approval generally consists of the following process:

•                                          Preclinical Testing.  Generally, a company must conduct preclinical studies before it can obtain FDA approval for a new drug.  The basic purpose of the preclinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans.  The sponsor of these studies submits the results to the FDA as part of an IND which the FDA must review before human clinical trials can start.  It generally takes one year to file an IND.

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

We received marketing clearance for EpiCeram™ under 510(k). We also believe that the 510(k) path is the appropriate approval process for NeoCeram™ given the similarities in formulation.  However, there is no assurance that the FDA will agree with this conclusion.

We believe that the appropriate approval path for Ceracide™ will be as a medical device.  Accordingly, depending upon the application, we will seek both 510(k) and PMA clearances.  We base this on the guidelines published by the FDA as well as the approval paths followed by other antimicrobial coatings.  However, there is no assurance that the FDA will agree with our conclusion.  In June 2006 the FDA notified us that Cerashield™ will be regulated as a device (PMA).  Systemic, topical and inhaled applications of the Ceragenins™ will be considered new drugs by the FDA and require the submission of an IND and NDA.

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

Pharmacy Boards. We will be required in most states to be licensed with the state pharmacy board as either a manufacturer, wholesaler, or wholesale distributor. Many of the states allow exemptions from license if our products are distributed through a licensed wholesale distributor. The regulations of each state are different, and if we become licensed in one state that will not authorize us to sell our products in other states. Accordingly, we will have to undertake an annual review of our license status to ensure compliance with the state pharmacy board requirements. We are currently not licensed with any state pharmacy board.

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

EMPLOYEES

As of March 1, 2007, we had five full-time employees and one part time employee. We do not carry key man life insurance on any of our employees. We are not part of any collective bargaining agreement. There have been no work stoppages and we believe our employee relations are good.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

An investment in our securities is speculative and involves a high degree of risk. Please carefully consider the following risk factors, as well as the possibility of the loss of your entire investment, before deciding to invest in our securities.  There are many factors that affect our business and results of operations, some of which are beyond our control.  The following section describes important factors that may cause actual results of our operations in future periods to differ materially from the results currently expected or desired and in turn materially affect our future developments and performance.  Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty.  Due to the following factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We believe that existing cash on hand will be sufficient to meet our presently anticipated working capital and operating requirements through at least the end of 2007.  This assumes that $2,950,000 in convertible notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date. There is no assurance that the convertible notes will be converted into shares of common stock.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date.  This uncertainty creates substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  Additionally, in order to execute our business plan, we will have to raise additional capital.  There is no assurance that we will be successful in this endeavor. Further, even if we are successful in raising additional capital, it may be on terms that results in substantial dilution to our shareholders. If we are unsuccessful in raising additional capital we may not be able to continue our business operations and our securities may have little or no value.

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

Our anti-infective products are at a very early stage of development.

Our Ceragenin™ technology is at a very early stage of development.  While we have received encouraging results from testing the technology in vitro, there is substantial additional development to be done and testing that must take place in animal models and in human clinical trials before we can market a product.  Existing cash on hand will be primarily used for working capital and to fund our EpiCeram™ studies and planned NeoCeram™ study.  A limited amount of the proceeds will be available to fund Ceragenin™ testing.  Accordingly, there may be delays in developing this technology.  Additionally, as of the date of this Report, we have very limited data on toxicity. See Government Regulation. As we progress through the development and approval process of different applications of the Ceragenin™ technology, there are numerous factors that could prevent us from ever generating revenue from the Ceragenin™ technology.  Statistically, the vast majority of drug candidates never become approved products.  Accordingly, there is no assurance that the Ceragenin™ technology will ever generate revenue for us.

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

We have licensed various patents and proprietary technologies owned by third parties under two license agreements. These agreements may be terminated if we fail to perform our obligations under these licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements. Our inability to continue to license these technologies could materially adversely affect our business, prospects, financial condition, and operating results. In addition, our strategy depends on the successful development of these licensed technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to market and sell our products, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Osmotics will continue to retain and has sublicensed certain rights in the licensed technology.

Osmotics, the former parent company of our subsidiary Ceragenix Corporation, will continue to retain the rights to non prescription applications of the Barrier Repair technology pursuant to a sub license agreement. While we have entered into a non compete agreement with Osmotics related to this technology, and we have also acquired the right to repurchase a potentially competing product from Osmotics, there is no assurance that potential customers will not use Osmotics’ products to treat conditions we will be targeting or that we will have the financial resources to acquire the potential competing product.  Additionally, Osmotics has sublicensed non prescription rights for this technology to a third party for marketing products in physician offices and medical spas in the United States. While our management team believes that certain changes made in the formulation provides for our product to have superior efficacy over the Osmotics’ and its sublicensee’s products, and prescription status provides an advantage in the ability to sell therapeutic products, no assurance can be given that Osmotics or the sublicensee will not dilute market share from us or render it more difficult to license EpiCeram™ to others on the terms we desire.

A substantial number of our outstanding common shares are controlled by one shareholder.

Osmotics owns 11,041,768 shares of our common stock and preferred shares that are convertible into an additional 1,000,000 shares of common stock.  Osmotics has placed 10,700,000 shares of the common stock and all of the preferred stock into escrow for a planned common stock exchange with their shareholders.  Pursuant to a registration rights agreement we have with Osmotics we are obligated to register such shares with the SEC.  We filed such a registration statement in February 2007, however, the SEC has not yet declared it effective.  Based on discussions with the SEC, we plan to withdraw such registration statement shortly after filing this Report.  We will refile a registration statement after Osmotics consummates their planned exchange.  Osmotics has signed a limited standstill agreement which requires that the shares currently held in escrow be released into the trading market over a 24 month period commencing the later of September 30, 2007 or upon consummation of the planned exchange.  Once these shares have been registered and distributed to the shareholders of Osmotics such shares will be freely tradable and could have a depressive effect on the price of our stock.  The Osmotics’ shareholders participating in the planned exchange will be subject to the provisions of the limited standstill agreement.

If we are unable to comply with our obligations to our lenders, our lenders could foreclose on our assets and force us out of business.

As of December 31, 2006, we had $7,950,000 outstanding in secured convertible debt.  Our obligations to repay these obligations are secured by a first lien on all of our assets, including all of our intellectual property rights and intellectual property licenses.  As noted above, $2,950,000 of this debt is due and payable on November 28, 2007.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date.  If we are unable to make timely payment of principal or interest on these securities, or if we default on any of the other covenants or other requirements of our loan agreements, our lenders will be able to foreclose on our assets by which their loans are secured.  Such foreclosure would likely force us out of business.  Furthermore, if the lenders choose to convert their debt into shares of common stock it is possible that the sale of such shares could have a depressive effect on the share price of our common stock.

Our convertible debt agreements contain repricing provisions.

Our secured convertible debt agreements contain provisions that provide for the conversion price of the debt to be reduced under certain circumstances.  In the event that the conversion price of such debt was reduced it would lead to the holders receiving more shares of our common stock upon conversion of the debt than they are currently entitled to.  This would result in current shareholders experiencing dilution to their holdings and could result in a depressive effect on the share price of our common stock.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of our product candidates that we may develop or out-license, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing.  Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing.  Our failure to adequately demonstrate the efficacy and safety of any product candidate that we may develop or out-license would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues.  Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMPs, a regulatory agency may:

•                                          issue warning letters or untitled letters;

•                                          require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•                                          impose other civil or criminal penalties;

•                                          suspend regulatory approval;

•                                          suspend any ongoing clinical trials;

•                                          refuse to approve pending applications or supplements to approved applications filed by us;

•                                          impose restrictions on operations, including costly new manufacturing requirements; or

•                                          seize or detain products or require a product recall.

Our ability to successfully commercialize our products will greatly depend on the success of our clinical trials.

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials. Pharmacies and other dispensing facilities will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products, without compelling supporting data. While we believe that our products will be effective for our planned indications, there is no assurance that this will be proven in clinical trials.  The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

In February 2007, we completed a 112 person clinical trial comparing EpiCeram™ to Cutivate® (a mid-strength topical steroid) in patients with moderate to severe eczema.  Our ability to enter into an out-licensing transaction for EpiCeram™ (our stated commercialization strategy) is highly dependent upon our ability to demonstrate that EpiCeram’s™ efficacy is relatively good when compared to Cutivate®.  We expect final study results to be available by the end of March or mid-April 2007. There is no assurance that we will demonstrate sufficient efficacy.  If EpiCeram’s™ efficacy is not sufficient, it could reduce our chances of out-licensing EpiCeram™, and in the event that we were able to out-license EpiCeram™, it could have a negative impact on the financial terms of the transaction.  Under the terms of certain convertible debenture agreements, if we have not consummated an out-licensing agreement for EpiCeram™ (as defined in the agreement) by June 30, 2007, the conversion price of the convertible debentures may be reduced.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for EpiCeram™, NeoCeram™ or any of our Ceragenin™ applications will begin on time or be completed on schedule, if at all. We experienced delays in enrollment and completion of the EpiCeram™ study discussed above.  The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

•                                          reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                                          obtaining regulatory approval to commence a clinical trial;

•                                          obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•                                          recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

•                                          retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•                                          failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•                                          inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•                                          unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•                                          lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.

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

We have established relationships with leading scientists around the world. We have formalized certain of these relationships by establishing a scientific advisory board. We believe that such relationships are key to establishing products using our technologies as commercially viable for various indications. We have entered into consulting agreements with our scientific advisory board members, but such agreements provide for termination with 30 days notice. Additionally, there is no assurance that our current research partners will continue to work with us or we will be able to attract additional research partners. The inability to maintain and build on our existing scientific relationships could have a material adverse effect on our business, prospects, financial condition and operating results.

We need to secure supply agreements.

We do not have supply agreements in place for certain key ingredients used in the formulation of our Barrier Repair products.  To date, we have not had any difficulties in acquiring any of these ingredients. While we believe that similar ingredients are available from other sources there is no assurance that they will work as well as the ingredients currently used, and in certain cases, a change in ingredients could result in requiring us to receive clearance from the FDA.  The inability to secure a long-term supply agreement for these ingredients could also impair our ability to out-license EpiCeram™.  Any delays in manufacturing resulting from an inability to purchase ingredients or waiting on FDA clearance could have a material adverse effect on our business prospects, financial condition and operating results.  Further, any reduction in product efficacy resulting from using alternative ingredients could also have a material adverse effect on our business prospects, financial condition and operating results.

We may not be able to successfully manufacture Ceragenins™ in commercial quantities.

To date, we have only produced Ceragenin™ compound in a laboratory. We do not know whether we will be able to produce quantities sufficient for commercial use in a cGMP manufacturing facility.  If we cannot manufacture these compounds in commercial quantities it could have a material adverse effect on our business prospects.

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

•                                          Our revenues may diminish if third party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

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

•                                          unexpected side effects;

•                                          regulatory proceedings subjecting the products to potential recall;

•                                          publicity affecting doctor prescription or patient use of the product;

•                                          pressure from competitive products; or

•                                          introduction of more effective treatments,

our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product, our revenues would significantly decline.

If the government or third-party payers fail to provide coverage and adequate coverage and payment rates for our future products, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. For example, in December 2003, Congress enacted a limited prescription drug benefit for Medicare beneficiaries in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under this program, drug prices for certain prescription drugs are negotiated by drug plans, with the goal to lower costs for Medicare beneficiaries. In some foreign markets, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

None of our potential products may reach the commercial market for a number of reasons.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drugs or devices that we can commercialize. It is possible that our potential products may never reach the market for a number of reasons. They may be found to be toxic, ineffective or may cause harmful side effects during pre clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured on a commercial scale basis and, therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We have a number of product candidates in various stages of development but do not expect the majority of them to be commercially available for a number of years, if at all.

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

If the manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We do not yet have agreements established regarding commercial supply of EpiCeram™ or any other product candidates. We plan on entering into a supply agreement with the company we currently use to manufacture limited quantities of EpiCeram™.  However, there is no assurance that we will be successful in negotiating an agreement on commercially reasonable terms. Furthermore, given that our commercialization strategy is to out-license EpiCeram™, our commercialization partner will have to approve our contract manufacturer.  There is no assurance that our commercialization partner will approve of our manufacturer.  If our commercialization partner does not approve of our manufacturer, it could delay or prevent us from commercializing EpiCeram™.  Any problems or delays we experience in preparing for commercial-scale manufacturing of EpiCeram™ or any other product candidate may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product to commercialization partners or product candidates to patients in our clinical trials would be jeopardized

In addition, all manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. A number of patients who participate in trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we believe we have adequate product liability insurance, we are subject to the risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development, could generate adverse publicity regarding our product, and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.

Our future success depends, in part, on the continued service of our management team.

Our success is dependent in part upon the availability of our senior executive officers and our scientific advisors. The loss or unavailability to us of any of these individuals or key research, development, sales and marketing personnel, particularly, if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key man insurance on any of our employees.

Recent proposed legislation may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition.

Legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States, which may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the price we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

Our commercial success will depend in part on maintaining patent protection and trade secret protection for our products, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                                          our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•                                          our licensors might not have been the first to file patent applications for these inventions;

•                                          others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;

•                                          it is possible that none of the pending patent applications licensed to us will result in issued patents;

•                                          the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•                                          we may not develop additional proprietary technologies that are patentable; or

•                                          patents of others may have an adverse effect on our business.

In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. It is also possible we may not have the financial resources to pursue infringement actions on a timely basis if at all. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

We may also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If our licensors or we fail to obtain or maintain patent protection or trade secret protection for our products, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell our products depends upon our ability to avoid infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•                                          infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•                                          substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•                                          a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•                                          if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•                                          redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

Our directors, are, or may become in their individual capacity, officers, and directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, they may develop conflicts of interest including, among other things, time, effort, and corporate opportunity, involved in participation with such other business entities. The amount of time that our directors will devote to our business will be limited. Additionally, our Chief Executive Officer is a director of Osmotics, retains a significant ownership interest in Osmotics (approximately 10%) and is married to the Chief Executive Officer of Osmotics.  Accordingly, he is conflicted in all Company matters dealing with Osmotics.  Further, certain other officers and directors also retain small ownership interests in Osmotics (each less than 1%). It is possible that Osmotics may have interests that are in conflict with our best interests.

The existence of outstanding convertible notes, options and warrants may impair our ability to raise capital.

At March 1, 2007, there were 13,691,376 shares of common stock issuable upon conversion of notes, debentures and preferred stock, and exercise of outstanding options and warrants at an average exercise price of $2.27. During the life of the notes, debentures, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period the notes, debentures, options, and warrants are outstanding may be adversely affected and the existence of the notes, debentures, options and warrants may have an effect on the price of our common stock. The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

There are trading risks for low priced stocks.

Our common stock is currently traded in the over the counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. As a consequence, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three (3) years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three (3) years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

If our securities are not quoted on NASDAQ, or we do not have $2,000,000 in net tangible assets, trading in our securities will be covered by Rules 15(g)(1) through 15(g)(6) promulgated under the Exchange Act for non NASDAQ and nonexchange listed securities. Under such rules, broker dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to this transaction. Securities are exempt from these rules if the market price of the common stock is at least $5.00 per share.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. As of March 1, 2007, 16,691,376 shares of our common stock were issued and outstanding. 10,936,193 of these shares are “restricted securities.” However, in February 2007 we filed a registration statement to register 10,700,000 of these shares for resale.  Such registration statement has not yet been declared “effective” by the SEC.  Osmotics, the holder of these shares, plans on distributing the shares to its shareholders pursuant to an exchange transaction.  Osmotics has signed a limited standstill agreement which requires that the shares be released into the trading market over a 24 month period commencing the later of September 30, 2007 or upon consummation of the planned exchange.  Once these shares have been registered and distributed to the shareholders of Osmotics such shares will be freely tradable and could have a depressive effect on the price of our stock.  The Osmotics’ shareholders participating in the planned exchange will be subject to the provisions of the limited standstill agreement.  The remaining 236,193 restricted shares under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

•                                          Does not exceed the greater of one percent of the total number of outstanding shares of the same class; or

•                                          If the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

A person who presently is not and who has not been one of our affiliates for at least three months immediately preceding a sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell these shares under Rule 144 without regard to any of the volume limitations described above. We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 10,936,193 shares of “restricted securities” that were issued and outstanding as of March 1, 2007, an aggregate of 2,404,211 shares of common stock reserved for issuance pursuant to the exercise of outstanding warrants, have been registered for resale in other registration statements which we have filed and which have been declared effective by the Securities and Exchange Commission.  The additional overhang represented by these registered securities could also have a depressive effect on the public trading price of our common stock.

Our ability to issue additional securities without shareholder approval could have substantial dilutive and other adverse effects on existing stockholders and investors in this offering.

We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution. In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval. As of March 1, 2007, we had outstanding options exercisable to purchase up to 3,979,750 shares of common stock at a weighted average exercise price of $1.61 per share, and outstanding warrants exercisable to purchase up to 5,010,212 shares of common stock at a weighted average exercise price of $2.54 per share. Exercise of these warrants and options could have a further dilutive effect on existing stockholders.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following table shows information about our executive officers as of March 1, 2007.

Name	Age	Position	Director/Officer Since
Steven S. Porter	57	Chief Executive Officer, Chairman and Director	2005
Jeffrey Sperber	42	Chief Financial Officer and Director	2005
Dr. Peter Elias	65	Chief Scientific Officer	2005
Carl Genberg	55	Senior Vice President	2005
Russell L. Allen	60	Vice President of Corporate Development	2005

Steven S. Porter has served as Chief Executive Officer and Chairman since May 2005. Prior to joining our company, he served as Chief Executive Officer and Chairman of the Board of Osmotics from its inception in August 1993 until May 2005. He continues to serve as a director of Osmotics Corporation. He has served as Chief Executive Officer and Chairman of Ceragenix Corporation since February 2002. In January 1986, Mr. Porter and two other individuals founded GDP Technologies, Inc. (GDP), a medical imaging company, completing major strategic partnerships with Olympus Optical, Japan, GE Medical and Bruel & Kjaer, Denmark. From that time until August 1993, Mr. Porter served as Executive Vice President of GDP. Prior to 1986, Mr. Porter was the National Sales Manager for Protronyx Research, Inc., a large scale scientific computer systems company, working with the United States Department of Energy, United States Department of Defense, Boeing and the National Security Agency. Mr. Porter has a Bachelor of Arts degree in Economics from UCLA.

Jeffrey S. Sperber has served as Chief Financial Officer since May 2005. Prior to joining our company, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005. He has served as Chief Financial Officer of Ceragenix Corporation since June 2004. From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation. From March 2001 through January 2004, Mr. Sperber served as the Vice President Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000. From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi family housing communities. At USOL, Mr. Sperber led a successful public offering of USOL’s common stock. From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., (subsequently acquired by Comcast). From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities. From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado. Mr. Sperber received a CPA license in the State of Colorado, which has since expired.

Dr. Peter Elias has served as Chief Scientific Officer since May 2005. Dr. Elias has served as Ceragenix Corporation’s Chief Scientific Officer since May 2004. From 1975 through 2003, Dr. Elias was a Professor of Dermatology at the University of California, San Francisco where he most recently served as the Vice Chairman of the Department of Dermatology. Between his tenure at the University of California and joining Ceragenix Corporation, Dr. Elias worked as an independent consultant and advisor. Dr. Elias has published over 500 papers and has received numerous honors, awards and professional appointments as a result of his expertise in the field of dermatology. Dr. Elias received his B.A. from Stanford University and his M.D. and M.S. from the University of California, San Francisco.

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

Russell L. Allen was appointed as our Vice President of Corporate Development in June 2005. Prior to joining our company he worked as an independent consultant. Previously, he served from 2002 to 2004 as Senior Vice President Corporate Development for Cellular Genomics Inc., a private drug discovery biopharmaceutical firm. From 1997 to 2001 he served as Vice President Corporate Development and Strategic Planning at Ligand Pharmaceuticals, where he was responsible for concluding a wide variety of business development transactions including major strategic alliances with pharmaceutical firms. Between 1985 and 1996, Mr. Allen held senior positions with Sanofi Winthrop (including preceding corporate entities Sterling Winthrop and Eastman Pharmaceuticals), including being General Manager for Central American pharmaceutical operations and holding Vice President and Director level positions in business development and strategic planning. Prior experience includes more than 10 years of marketing and business development related positions with Bristol Myers Squibb and Procter & Gamble in Rx, OTC, and nutritional products. Mr. Allen received his B.A. from Amherst College and his MBA from the Harvard Graduate School of Business Administration.  Mr. Allen also serves on the Board of Directors of IBEX Technologies, Inc. (TSX.IBT).

Item 2.    Properties

We are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202. Our telephone number is (720) 946-6440. We currently utilize office space provided by Osmotics pursuant to a shared services agreement under which we pay Osmotics $5,000 per month for office space and certain administrative services. The shared services agreement expires on December 31, 2007. We believe that our facility is adequate for its intended purpose.  However, should we increase our staffing levels, we will require additional office space.  We expect this to occur sometime during 2007.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.          Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF OUR COMMON STOCK

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 3, 2004. Prior to June 27, 2005, our trading symbol was “OSCE.” On June 27, 2005, to reflect our new name, our trading symbol was changed to “CGXP”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from February 3, 2004 through December 31, 2006.

	Bid		Ask
	High	Low	High	Low
2004 Fiscal Year
Feb - Mar 2004	$0.30	$0.00	$1.01	$0.00
Apr - June 2004	$1.20	$0.30	$1.75	$0.70
July - Sept 2004	$1.02	$0.30	$1.75	$0.70
Sept - Dec 2004	$1.10	$0.55	$1.15	$0.55
2005 Fiscal Year
Jan - March 2005	$2.78	$0.81	$2.78	$0.91
Apr - June 2005	$4.15	$2.78	$4.30	$3.00
July - Sept 2005	$4.02	$1.02	$4.06	$1.25
Oct – Dec 2005	$2.50	$1.50	$2.52	$1.55
2006 Fiscal Year
Jan - Mar 2006	$5.35	$1.25	$5.45	$1.30
Apr - June 2006	$3.90	$2.00	$4.00	$2.08
July - Sept 2006	$2.29	$1.60	$2.33	$1.70
Oct – Dec 2006	$2.45	$1.53	$2.55	$1.55

The bid and ask prices of our common stock as of March 16, 2007 were $2.41 and $2.44, respectively, as reported on the Bulletin Board. The Bulletin Board prices are bid and ask prices which represent prices between broker dealers and do not include retail mark ups and mark downs or any commissions to the broker dealer. The prices do not reflect prices in actual transactions. As of March 16, 2007, there were approximately 940 record owners of our common stock.

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

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology. Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company has been classified as a development stage enterprise. All of our planned products require marketing clearance from the U.S. Food and Drug Administration (“FDA”).  In April 2006, we received clearance from the FDA to market our first product, EpiCeram™.

CERTAIN EVENTS

In January 2005, we signed a letter of intent to acquire Ceragenix Corporation, a privately held, development stage biopharmaceutical company.

In April 2005, we completed a private offering of 6% convertible debentures (the “Debentures”) raising approximately $2.2 million in gross proceeds.  Each Debenture accrued interest at the rate of 6% per annum and was due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The Debentures were convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The Debentures were mandatorily convertible in the event that a registration statement underlying the common shares was declared effective by the Securities and Exchange Commission and the closing price of the common stock exceeded $2.00 per share for 10 consecutive trading days.  In addition, for every $2.00 in Debentures sold in the offering, each investor received one warrant exercisable for three years to purchase our common stock at a purchase price of $2.00 per share (the “$2 Warrants”) and an additional warrant exercisable for three years to purchase our common stock at a purchase price of $4.00 per share (collectively the “Debenture Warrants”). The Debenture Warrants are redeemable by the Company for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the Securities and Exchange Commission and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days. We sold the Debentures in order to fund the activities of Ceragenix Corporation.

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

In June 2005, we withdrew our 510(k) submission for EpiCeram™ as a result of informal conversations with the FDA. Based on those conversations, we removed certain botanical antioxidants from the formulation of EpiCeram™ as we believed the presence of those ingredients was causing concern to the FDA and would subject us to a longer and costly approval path.

In June 2005, our Board of Directors authorized management to sell the assets of Global Alaska Industries, Inc. (“GAI”), our subsidiary operating in the distribution of supplies to licensed bingo operators in the State of Alaska.  This was our primary business up until the time we completed the Merger. The Board concluded that operating two unrelated businesses was confusing to shareholders, analysts and potential investors and such confusion was detrimental to our ability to raise additional capital, create an active trading market for our common stock and increasing shareholder value. These issues were exacerbated by the withdrawal of our EpiCeram™ submission and, as a direct result, an investment banker expressing a lack of confidence in being able to consummate a financing transaction on terms agreeable to the Company.  Accordingly, the Board decided to sell GAI in order to facilitate a financing transaction for the pharmaceutical business.  The Board determined that the future prospects of the pharmaceutical business represented a better opportunity than those of the bingo supply business.

In June 2005, our shareholders approved changing our name to Ceragenix Pharmaceuticals, Inc.

In June 2005, data was presented at the National Foundation for Infectious Disease’s annual meeting on Antimicrobial Resistance in Bethesda, Maryland showing the results of two in-vitro studies which examined the activity of our lead Ceragenin™ compound – CSA-13 – against (1) vancomycin-resistant infections, including vancomycin-resistant staphylococcus aures (“VRSA”) and vancomycin-resistant enterococci (“VRE”); and (2) tobramycin-resistant pseudomonas infections in clinical isolates from patients with cystic fibrosis.  The first poster presentation demonstrated that CSA-13 had excellent activity against all strains of VRSA and all but one strain of VRE. Minimum inhibitory concentration (“MIC”) values against the three strains of fully resistant VRSA were all under 0.25 micrograms/ml and the same values were obtained against vancomycin intermediate resistant strains (“VISA”). MIC values against vancomycin-resistant faceium strains were all under 0.5 micrograms/ml.  The second poster presentation presented data on CSA-13’s in-vitro efficacy against strains of pseudomonas infections isolated from cystic fibrosis patients that are highly resistant to Tobramycin, the antibiotic commonly used to treat such infections. Persistent pseudomonas infections are the leading cause of morbidity and mortality in patients with cystic fibrosis. CSA-13 was tested against a standard strain of pseudomonas and strains obtained from cystic fibrosis patients that ranged from moderate resistance (MIC values of 4 to 20 micrograms/ml), as well as highly resistant Tobramycin strains (MIC values over 80 micrograms/ml). CSA-13 showed potent activity against all strains with MIC values ranging from 0.8 micrograms/ml to 3 micrograms/ml.

In July 2005, we sold 75,000 shares of common stock and three year warrants to acquire 75,000 shares of our common stock at $2.00 per share for $150,000 to an individual investor in a private transaction.

In September 2005, we submitted a revised application with the FDA seeking marketing clearance of our first commercial product, EpiCeram™, a topical cream that will be marketed to treat various skin disorders all characterized by a disrupted barrier function.  The formulation of EpiCeram™  was revised based on our previous communications with the FDA.

In September 2005, we entered into an agreement to sell 100% of our ownership in GAI to an unaffiliated third party (controlled by two of our shareholders, who collectively, own less than 5% of our common stock).  Under terms of the agreement, the purchaser paid us $100 and assumed all assets and liabilities of GAI.  At September 30, 2005, the liabilities of GAI exceeded its assets by approximately $1.5 million.  The transaction was approved by our majority shareholder in October 2005.  The effective date of the transaction was September 30, 2005.

In November 2005, an aggregate of $2,113,500 in outstanding principal and $88,054 in accrued and unpaid interest due and owing under the Debentures became subject to mandatory, automatic conversion into shares of our common stock at a conversion price of $1.00 per share.

In November 2005, we sold in a private transaction to four accredited investors an aggregate of $3.2 million of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share.  In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share.  We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share.  We realized net proceeds from this offering of approximately $2.9 million.

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

In February 2006, we jointly announced along with Vanderbilt University and Brigham Young University that CSA-54 showed potent virucidal activity in an in vitro test against multiple strains of HIV without toxicity to epithelial cells at concentrations significantly higher than those required to kill the virus.  We are exploring use of  CSA-54 as a topical microbicide for prevention of HIV transmission and plan to conduct in vitro testing to determine whether CSA-54 would be suitable for this application.  The investigating physician conducting the testing recently moved to a different university which has resulted in a delay in further testing.  We do not know when such additional testing will take place.

In February 2006, we satisfied the conditions necessary to redeem the $2 Warrants and in accordance with the terms of the warrant agreement, provided the holders 30 days written notice of our intention to redeem any unexercised $2 Warrants.  As a result, we received $2,208,450 in gross cash proceeds from the exercise of the $2 Warrants and issued 1,104,237 shares of common stock.

In February 2006, we announced that we had entered into a CRADA with the Centers for Disease Control to evaluate the efficacy of Ceracide™ coatings in the prevention of biofilm growth on medical devices. We are currently evaluating various coating technologies for use in attaching our CSAs to medical devices.  We had originally planned to complete testing under the CRADA by September 2006, however, finding the optimal coating technology has taken longer than we originally expected. In the first quarter of 2007 we identified a coating technology that we believe can meet our requirements.  We plan on conducting in vitro studies to determine whether this coating technology is commercially viable.  Assuming that this coating technology works as well as we believe, we anticipate completing work under the CRADA by the end of the third quarter of 2007.

In March 2006, we announced that in vitro testing at the National Cancer Institute showed that two Ceragenin™ compounds inhibited angiogenesis at low molecular concentrations.

In April 2006, we received 510k clearance from the FDA to market EpiCeram™  to improve dry skin conditions and to relieve and manage the burning and itching associated with various dermatoses including atopic dermatitis, irritant contact dermatitis, radiation dermatitis and other dry skin conditions by maintaining a moist wound and skin environment.

In May 2006, we announced that in vitro testing demonstrated that CSA-13 was over 100 fold more effective in eradicating a MRSA biofilm than vancomycin.

In May 2006, we entered into a research agreement with the Johns Hopkins University School of Medicine under which the Johns Hopkins Burn Center will evaluate the efficacy of our Ceragenin™ antimicrobial wound dressing in animal models of Pseudomonas aeruginosa and MRSA infections. We are currently evaluating various formulations to deliver the technology to ascertain which is best suited for a burn treatment application. As of the date of this Report, we have not found a satisfactory delivery formulation and there is no assurance that we will be successful in finding one.

In June 2006, we announced that in vitro research demonstrated that one of our Ceragenin™ compounds was able to significantly inhibit bladder cancer growth with minimal toxicity to normal cells and that we planned to test this compound for efficacy in an animal model. We expect to sponsor animal testing for this application but have not finalized an agreement to do so.

In June 2006, we announced that the FDA’s Office of Combination Products, in response to our formal request, has determined that Cerashield’s™ primary mode of action is that of a device and it will be reviewed through the PMA process to confirm reasonable assurance of safety and effectiveness.  We originally planned to file a PMA for Cerashield™ by the end of 2007 but the ability to do so is dependent upon the availability of funding.  We currently to not have sufficient cash on hand to file a PMA.

In June 2006, we entered into a research and development agreement with an internationally recognized research laboratory to develop formulations, in the form of nasal ointments, designed to prevent influenza infection and to decolonize the nasal passage of MRSA.  The nasal ointments will contain CSA-13.  Work is ongoing to optimize the formulation.

In August 2006, we commenced a multicenter study to assess the efficacy of EpiCeram™ compared to Cutivate®, a commonly prescribed mid-strength steroid, in patients with moderate to severe eczema.

In December 2006, we sold $5 million in convertible debentures. The principal amount of the debentures outstanding accrue interest at the rate of 9% per annum, payable quarterly, with the first quarterly payment due January 1, 2007.  The convertible debentures are convertible into shares of our common stock at the equivalent of $2.26 per common share. The debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the debentures are subject to mandatory redemption beginning at the end of the 12th month following closing and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the debentures.  However, the debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the debentures (subject to certain exemptions).  Additionally, the conversion price of the debentures may be adjusted downward if we have not executed an out-license transaction (as defined in the convertible debenture agreement) for EpiCeram™  by June 30, 2007 and the volume weighted average price of our common stock for the 20 days prior to June 30, 2007 is less than the conversion price.  Our obligation to repay the debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the debentures have no voting, preemptive, or other rights of shareholders.

In January 2007, we announced that researchers at the University of Utah selected Cerashield™ as the product it planned to test pursuant to government grants to help find ways to reduce infections associated with artificial limbs.

In February 2007, we completed the patient visit phase of our clinical study comparing the efficacy of EpiCeram™ to Cutivate®.  We reported that 112 patients had completed the study and the final study report would be available by the end of March or mid-April 2007.

In March 2007, we announced the development of a prototype contact lens disinfectant solution that demonstrated the ability to virtually eradicate the bacterial and fungal strains that the FDA specifies for testing pursuant to its published guidance document in in vitro testing.

In March 2007, we announced that Ceragenin™ treated hemodialysis catheters were able to virtually prevent bacterial colonization in a 21 day in vitro study.

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements as of and for the years ended December 31, 2006 as filed on this Report. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Share-Based Payments

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR  ENDED DECEMBER 31, 2005

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology).   Additionally, we have sublicensed the cosmetic, non prescription applications of the barrier repair technology to Osmotics.    Licensing fees decreased by $79,724 or approximately 23% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The decrease in licensing fees was due to an adjustment to expense $179,082 during 2005 related to a one-time payment to Brigham Young University partially offset by $100,000 in payments to Osmotics during 2006 pursuant to a right to purchase Triceram®, a product currently sold by Osmotics using our barrier repair technology.

Testing and Development

Testing and development expense for the year ended December 31, 2006 increased by $211,407 or approximately 95% compared to the year ended December 31, 2005. The increase in expense between periods is primarily the result of commencing a clinical study comparing EpiCeram™ to a mid-strength topical steroid (Cutivate®). We completed patient enrollment and study visits during February 2007 and expect final study results to be available by the end of March or mid-April 2007. We believe that if the study results demonstrate that EpiCeram™ has relatively good efficacy when compared to Cutivate®, it will greatly enhance our ability to out-license EpiCeram® under favorable terms and conditions. Conversely, should the studies result in unfavorable or inconclusive results, it would likely hinder our ability to out-license EpiCeram™ on favorable terms. Additionally, in 2007, we plan to commence a 50 to 75 person clinical trial to compare EpiCeram™ against Elidel®, the leading immunosuppressant therapy for treating eczema.  We expect to start this study during the second quarter of 2007.  We previously expected the study to start by March 31, 2007.  Further, we expect to continue with certain preclinical development activities related to our Ceragenin™ technology.  Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $933,811 or 50% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense and legal fees. Payroll and related costs increased primarily due to additional full time equivalents during 2006 as well as increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of the Company adopting SFAS 123R in January 2006. Legal fees increased as a result of increased activities requiring legal counsel such as SEC filings.

Loss from Operations

As a result of the factors described above, in addition to the charge recorded for extending the life of the Osmotics Warrant (Note 11), the loss from operations for the year ended December 31, 2006 increased by $1,731,505 compared to the year ended December 31, 2005.

Other Expense

For the year ended December 31, 2006, other expense decreased by $2,058,533 or approximately 84% compared to the year ended December 31, 2005. The decrease in other expense is primarily the result of an increase in the gain on value of derivative liability resulting from marking to market the fair value of our derivative liabilities during 2006 compared to 2005.

Discontinued Operations

For the year ended December 31, 2005, we recorded a loss from discontinued operations of $7,697,089.  Included in such loss is an impairment loss on goodwill of $7,732,968 which was recorded to adjust goodwill to its estimated fair market value. We did not have any discontinued operations during 2006.

Net Loss

As a result of the factors described above, the net loss for year ended December 31, 2006 decreased by $8,024,117 compared to the year ended December 31, 2005.

Preferred Stock Dividends

During the year ended December 31, 2006, we recorded $240,000 of preferred stock dividends related to our Series A Preferred Stock. This represented an increase of $14,839 compared to the year ended December 31, 2005. The increase was the result of the Series A Preferred Stock not being outstanding for the entire year of 2005.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders decreased by $8,009,278 for the year ended December 31, 2006 compared to the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations. In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram™, a topical cream for treating certain skin disorders.  Please refer to the “Outlook” below for our EpiCeram™ commercialization plans as well as our financing plans.

Operating Activities

As of December 31, 2006, we had $4,997,945 of cash and cash equivalents. During the year ended December 31, 2006, $3,204,349 of cash was used in operating activities which primarily consists of cash operating expenses, a one-time payment to Brigham Young University under our licensing agreement and cash paid for interest.

Investing Activities

During the year ended December 31, 2006, we used $24,641 in investing activities representing certain capital expenditures. As of December 31, 2006, we had no material commitments for capital expenditures.

Financing Activities

During the year ended December 31, 2006, $5,767,594 of cash was provided by financing activities as a result of receiving $4,329,850 of net proceeds from the sale of convertible debentures in combination with $2,226,705 received from the exercise of common stock purchase warrants.  This was partially offset by payments made to Osmotics under a promissory note agreement (paid in full) and payment of dividends under our Series A Preferred Stock. The next scheduled dividend payment under the Series A Preferred Stock is May 2008.

We have two series of convertible debt instruments which may affect our future liquidity.  A description of both is as follows:

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share. During the year ended December 31, 2006, holders converted $250,000 of convertible notes into 121,951 shares of common stock.

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

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock; or a stop trade action by the SEC that lasts for more than five consecutive days.  Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered.  We recorded this payment as interest expense in the accompanying consolidated statements of operations.  The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006.  In addition to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006. Such registration statement was declared effective on May 12, 2006.

The notes are repayable, principal and outstanding accrued interest, on November 28, 2007. The notes contain a clause whereby we can force the note holders to convert their notes into common shares in the event that; 1) we have not been in default; 2) our registration statement registering the underlying common shares has been declared effective by the SEC and 3) the closing bid price of our common stock has been at least $4.10 per share for 20 consecutive trading days. However, the notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB) if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  Based on the financial milestones for the period ended December 31, 2006, we will have a milestone default upon filing our Form 10-KSB.  However, management believes that the conversion price will not be adjusted downward based on the recent trading price of our common stock.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.  If the Convertible Notes are not converted into shares of common stock prior to maturity, we will require additional capital to repay this obligation.

Convertible Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly with the first quarterly payment due January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $2.26 per common share. The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes.  Additionally, the conversion price of the 2006 Debentures may be adjusted downward if we have not executed an out-license transaction for EpiCeram™  by June 30, 2007 and the volume weighted average price of our common stock for the 20 days prior to June 30, 2007 is less than the conversion price.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

Events of default include failure to pay principal or interest in a timely manner that is not cured within three days; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that are part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated;  a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the agreement); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the agreement) or if the Company shall agree to sell or dispose of 40% of its assets in one or a series of related transactions; if a registration statement shall not be declared effective by the SEC within 180 days after closing the transaction; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the agreement) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.

In addition, purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share. We also issued to placement agents warrants exercisable to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share.

Outlook

As of December 31, 2006, we had cash and cash equivalents of $4,997,945.  Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and all planned development activities through at least December 31, 2007.  This assumes that the Convertible Notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the Convertible Notes will be converted into shares of common stock.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date.  As a result of this uncertainty, our auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram™ and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

We have decided to out-license EpiCeram™ to a third party with expertise in the marketing of dermatological prescription products. We are currently in dialogue with several parties regarding a potential licensing transaction. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards underwriting our ongoing development activities and/or could be used to satisfy our obligation under the Convertible Notes. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. Any amounts paid to us under such an agreement will likely not be sufficient to fully underwrite our long-term ongoing development activities and we may require significant additional funding.  Under the terms of the 2006 Debentures, failure to consummate a qualified out-license transaction for EpiCeram™ (as defined in the agreement) by June 30, 2007 could result in a reduction in the conversion price of those debentures.

Our ability to consummate an out-license transaction for EpiCeram™ will be dependent upon the efficacy of the product.  During February 2007, we completed a 112 person clinical trial to compare EpiCeram™ against a mid strength topical steroid for treating eczema. We expect to announce the study results by mid-April 2007. Our ability to consummate an out-license agreement by June 30, 2007 will be highly dependent upon the results of the steroid study.  If this study is successful it will greatly enhance our ability to out-license EpiCeram™ under favorable terms and conditions. Should the study result in unfavorable or inconclusive results, it would likely hinder our ability to out-license EpiCeram™ on favorable terms.

If we fail to consummate an out-license agreement, we will have to field a contract sales force to directly market the product. Directly marketing EpiCeram™ will require resources to hire contract sales personnel, manufacture product samples, produce and distribute marketing materials, conduct additional clinical trials to support marketing efforts, engage in various promotional activities and hire and retain additional management and support personnel. Management estimates that it will require approximately $7 million to $10 million over the first 12 months to commercialize EpiCeram™ through a contract sales force. Accordingly, we could not commercialize EpiCeram™ on our own without raising additional capital.

We are also pursuing development of our Ceragenin™ technology. While we currently plan on out-licensing most applications of the technology, management believes that it will be necessary to engage in further preclinical development and clinical testing activities in order to generate sufficient data to license the technology. Our ability to conduct testing and development activities is greatly dependent upon our financial resources.  Based on our current cash on hand, we currently plan on spending between $150,000 and $200,000 on Ceragenin™ development during 2007.  However, that amount could change if we receive additional capital from either an out-license transaction for EpiCeram™ or an additional financing.  Our plans assume we will receive additional financial resources before the end of 2007. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

Contractual Obligations

We had the following contractual obligations at December 31, 2006, which require future cash flows:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Convertible Debt	$3,200,000	$4,800,000	$—	$—	$8,000,000
License Agreements	190,000	580,000	880,000	4,695,000	6,345,000
Shared Services Agreement	60,000	—	—	—	60,000
Preferred Stock Dividends	—	240,000	—	—	240,000
Purchase Commitments	433,725	—	—	—	433,725
	$3,883,725	$5,620,000	$880,000	$4,695,000	$15,078,725

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe this interpretation will have an impact on our consolidated operating results, cash flows or financial position upon adoption.

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As we have no plans covered by this standard, it will have no effect on our consolidated financial statements.

The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. We have not determined the impact this standard will have on our consolidated operating results or financial position upon adoption.

Item 7.    Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(A development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

AND INCEPTION THROUGH DECEMBER 31, 2006

CONTENTS

Consolidated Financial statements for the years ended December 31, 2006 and December 31, 2005 and inception (February 20, 2002) through December 31, 2006:
Report of independent registered public accounting firm	F-1
Balance sheet	F-2
Statements of operations	F-3
Statements of cash flows	F-4
Statements of stockholders’ equity (deficit)	F-5
Notes to consolidated financial statements	F-6

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Ceragenix Pharmaceuticals, Inc. and subsidiary (a development stage enterprise) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006 and the period from February 20, 2002 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceragenix Pharmaceuticals, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 and the period from February 20, 2002 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenue or cash flow from operations since inception, has incurred continuing losses and has a stockholders’ deficit at December 31, 2006.  While management believes that existing cash will be sufficient to fund corporate activities, current contractual obligations and minimal development activities in 2007, this assumes that the $2,950,000 in convertible notes which mature in 2007 will be converted to shares of common stock.  There is no assurance that these shares will be converted at maturity.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.”

GHP Horwath, P.C.

Denver, Colorado

March 19, 2007

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$4,997,945
Prepaid expenses and other	143,400
Total current assets	5,141,345

Property and equipment, net	22,419
Debt placement costs, net	1,169,273
Total assets	$6,333,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$561,285
Convertible debenture, net of discount of $22,915	27,085
Convertible Notes, net of discount of $1,254,933	1,695,067
Derivative liability	1,837,025
Current portion of 2006 Debentures, net of discount of $180,696	19,304
Total current liabilities	4,139,766

Derivative liability	3,783,193
2006 Debentures, less current portion, net of discount of $4,336,701.	463,299
Total liabilities	8,386,258

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,169,591 shares issued and outstanding	1,617
Additional paid-in capital	16,298,407
Deferred compensation	(31,751)
Deficit accumulated during the development stage	(18,321,494)

Total stockholders’ deficit	(2,053,221)

Total liabilities and stockholders’ deficit	$6,333,037

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006

	2006	2005	Cumulative From Inception (February 20, 2002)

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	265,000	344,724	806,954
Testing and development	432,954	221,547	756,101
General and administrative	2,802,247	1,868,436	5,548,956
Extension of Osmotics Warrant (Note 11)	666,011	—	666,011
	4,166,212	2,434,707	7,778,022

Loss from operations	(4,166,212)	(2,434,707)	(7,778,022)

OTHER EXPENSE:
Interest, net	(2,189,543)	(2,687,327)	(4,895,092)
Gain on value of derivative liability	1,804,729	243,980	2,048,709
	(384,814)	(2,443,347)	(2,846,383)

LOSS BEFORE DISCONTINUED OPERATIONS:	(4,551,026)	(4,878,054)	(10,624,405)
Discontinued operations, net of tax of $0	—	(7,697,089)	(7,697,089)

NET LOSS	(4,551,026)	(12,575,143)	(18,321,494)

PREFERRED STOCK DIVIDENDS	(240,000)	(225,161)	(465,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,791,026)	$(12,800,304)	$(18,786,655)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	15,919,228	12,060,591	N/A

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted —
Loss before discontinued operations	$(.30)	$(0.42)	N/A
Discontinued operations	$—	$(0.64)	N/A
Loss attributable to common shareholders	$(.30)	$(1.06)	N/A

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM

FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006

	2006	2005	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,551,026)	$(12,575,143)	$(18,321,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of licensed technology costs	—	21,475	35,800
Impairment loss on goodwill	—	7,732,968	7,732,968
Amortization of debt discount	1,565,155	1,972,712	3,537,867
Amortization of debt placement costs	309,944	466,555	776,499
Noncash stock compensation expense	617,599	591,514	1,209,113
Gain on value of derivative liability	(1,804,729)	(243,980)	(2,048,709)
Extension of Osmotics Warrant	666,011	—	666,011
Payment under license agreement	(269,548)	—	(269,548)
Write-down of licensed technology costs (Note 9)	—	179,082	179,082
Loss on disposal of assets held for sale	—	28,493	28,493
Depreciation expense	5,838	873	6,711
Imputed interest expense	9,120	147,324	174,666
(Increase) decrease in prepaid expenses and other	179,402	(66,181)	96,596
Increase in accounts payable and accrued liabilities	67,885	313,827	480,399
Net cash used in operating activities of continuing operations	(3,204,349)	(1,430,481)	(5,715,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	1,148,091	1,148,091
Capitalized merger costs	—	(72,760)	(72,760)
Purchase of property and equipment	(24,641)	(4,489)	(29,130)
Net cash (used in) provided by investing activities of continuing operations	(24,641)	1,070,842	1,046,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to merger	—	925,000	925,000
Payments under Promissory Note - Osmotics	(241,170)	(958,830)	(1,200,000)
Net proceeds from sale of convertible debt	4,329,850	2,842,167	7,172,017
Net proceeds from the exercise of warrants.	2,226,705	—	2,226,705
Payment of preferred stock dividend	(545,161)	—	(545,161)
Proceeds from sale of common stock	—	150,000	451,471
Borrowings under insurance financing agreement	56,358	66,379	122,737
Payments under insurance financing agreement	(58,988)	(53,105)	(112,093)
Advances from Osmotics	—	49,000	2,586,369
Advances to Osmotics	—	(49,000)	(1,806,924)
Net cash provided by financing activities of continuing operations	5,767,594	2,971,611	9,820,121

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows	—	(97,735)	(97,735)
Investing cash flows	—	(2,001)	(2,001)
Financing cash flows	—	(53,095)	(53,095)
	—	(152,831)	(152,831)
Net increase in cash	2,538,604	2,459,141	4,997,945
Cash and cash equivalents at the beginning of year	2,459,341	200	—

Cash and cash equivalents at the end of year	$4,997,945	$2,459,341	$4,997,945

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM

FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total
Issuance of common stock to parent at inception, February 20, 2002 (Note 1)	—	$—	11,191,768	$—	$—	$—	$—	$—

Sale of common stock, net of offering costs of $3,629	—	—	236,193	1,143	300,328	—	—	301,471

Net loss	—	—	—	—	—	—	(151,577)	(151,577)

BALANCES, December 31, 2002	—	—	11,427,961	1,143	300,328	—	(151,577)	149,894

Net loss	—	—	—	—	—	—	(218,037)	(218,037)

BALANCES, December 31, 2003	—	—	11,427,961	1,143	300,328	—	(369,614)	(68,143)

Net loss	—	—	—	—	—	—	(825,711)	(825,711)

BALANCES, December 31, 2004	—	—	11,427,961	1,143	300,328	—	(1,195,325)	(893,854)

Issuance of Preferred Stock to Osmotics	1,000,000	4,000,000	—	—	—	—	—	4,000,000
Discount on Preferred Stock issued to Osmotics	—	(4,000,000)	—	—	—	—	—	(4,000,000)
Issuance of Note Payable to Osmotics	—	—	—	—	(300,555)	—	—	(300,555)
Issuance of common stock for services	—	—	150,000	15	515,985	—	—	516,000
Compensation expense on stock option grants	—	—	—	—	63,660	(63,660)	—	—
Amortization of deferred compensation	—	—	—	—	—	10,689	—	10,689
Business acquisition (Note 1)	—	—	970,658	97	9,627,890	—	—	9,627,987
Sale of common stock and warrants	—	—	75,000	7	149,993	—	—	150,000
Conversion of debentures and accrued interest	—	—	2,298,259	230	2,298,029	—	—	2,298,259
Issuance of stock options for services	—	—	—	—	156,700	—	—	156,700
Preferred stock dividends	—	—	—	—	(225,161)	—	—	(225,161)
Net loss	—	—	—	—	—	—	(12,575,143)	(12,575,143)

BALANCES, December 31, 2005	1,000,000	$—	14,921,878	$1,492	$12,586,869	$(52,971)	$(13,770,468)	$(1,235,078)
Conversion of Convertible Notes	—	—	121,951	12	504,431	—	—	504,443
Exercise of warrants, net of commissions	—	—	1,125,762	113	2,226,592	—	—	2,226,705
Stock option compensation expense	—	—	—	—	447,854	—	—	447,854
Beneficial conversion feature associated with revising terms of convertible debenture	—	—	—	—	50,000	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	21,220	—	21,220
Extension of Osmotics Warrant (Note 11)	—	—	—	—	666,011	—	—	666,011
Warrants issued for services	—	—	—	—	56,650	—	—	56,650
Net loss	—	—	—	—	—	—	(4,551,026)	(4,551,026)
Preferred stock dividends	—	—	—	—	(240,000)	—	—	(240,000)
BALANCES, December 31, 2006	1,000,000	$—	16,169,591	$1,617	$16,298,407	$(31,751)	$(18,321,494)	$(2,053,221)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Since its inception in February 2002, Ceragenix Corporation’s principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and recruiting management and board members. For accounting purposes, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska. We subsequently sold this business (see Note 8).

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
$8,775,747

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the United States Food and Drug Administration (the “FDA”).  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram™, a topical cream for treating certain skin disorders.  We are also pursuing the development of certain licensed compounds referred to as “cationic steroid antibiotics” (the “Ceragenin™ technology” or “Ceragenins”).

As of December 31, 2006, we had cash and cash equivalents of $4,997,945. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and minimal development activities through at least December 31, 2007.  This assumes that $2,950,000 in convertible notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the convertible notes will be converted into shares of common stock.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date.  This uncertainty raises substantial doubt about our ability to continue as a going concern. If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram™ and the development efforts we engage in for the Ceragenins™.   Our plans for 2007 include out-licensing EpiCeram™ to a third party with expertise in the marketing of dermatological prescription products. We are currently in dialogue with several parties regarding a potential licensing transaction. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards underwriting our ongoing development activities and/or could be used to satisfy our obligation under the convertible notes. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. Please see the “Outlook” section of Management’s Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-KSB.  If we are unsuccessful in satisfying our obligation under the convertible notes through either conversion, repayment or extension, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

(3)   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

For the year ended December 31, 2006, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation. For the year ended December 31, 2005, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ceragenix Corporation, Global Alaska Industries, Inc. (“GAI”), and GAI’s wholly-owned subsidiary, Alaska Bingo Supply, Inc. (“ABSI”) (GAI and ABSI are collectively referred to as the “Bingo Business”).  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Property and Equipment

We state property and equipment at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets of three to five years. A detail of property and equipment is set forth below:

Laptops and computers	$23,289
Server	5,841
29,130
Accumulated depreciation	(6,711)
$22,419

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

In connection with our decision to dispose of the Bingo Business in June 2005, we evaluated the goodwill associated with that reporting unit for impairment.  Based on that analysis, management concluded that the carrying value of the goodwill exceeded the fair value of the Bingo Business. Management reached this conclusion based on the anticipated undiscounted future cash flows of the Bingo Business. Management estimated the fair value of the Bingo Business at June 30, 2005 to be approximately equal to the net liabilities (liabilities less assets) of the business. Accordingly, we recorded an impairment loss of $7,732,968 to reduce goodwill to its estimated fair value at that date which is included in discontinued operations on the accompanying consolidated statements of operations.  See Note 8 for further discussion.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 5.  At December 31, 2006, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$2,942,787
Convertible Debt Warrants	2,284,674
Placement and Finder Warrants	392,757
5,620,218
Less classified as current	(1,837,025)
$3,783,193

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  For the years ended December 31, 2006 and 2005, we recorded gains of $1,804,729 and $243,980, respectively, related to marking to market the fair values of the derivative liabilities.

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

Share-Based Payments

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

Prior to our adopting SFAS 123R, we accounted for our stock-based compensation awards under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant.  We adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our loss attributable to common shareholders and loss per common share would have been adjusted to the pro forma amounts for the year ended December 31, 2005 as indicated below:

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

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Years ended December 31,
	2006	2005

Warrants	4,965,212	4,733,908
Options	3,914,750	3,388,750
Convertible debt	3,701,413	1,610,976
Preferred stock	1,000,000	1,000,000

Segment Information

During 2006 we operated in one business segment, Pharmaceuticals.  During 2005, we operated in two business segments, Pharmaceuticals and Gaming Supplies, as determined in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performances. All of our operations are located in the United States of America.

As further described in Note 8, during 2005 we disposed of our Gaming Supplies business segment. A summary of the balance sheet accounts and operating results of that segment is included in Note 8. With the exception of discontinued operations, all reported operating results on the accompanying consolidated statements of operations are those of the pharmaceutical segment.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. For the years ended December 31, 2006 and 2005, there were no differences between net loss and comprehensive loss.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts due to the short term maturities of these instruments. The convertible debt securities and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model.

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

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

	Years ended December 31,
	2006	2005
Interest	$397,742	$1,712
Income taxes	—	—

Supplemental disclosures of noncash investing and financing activities:

	Years ended December 31,
	2006	2005

Conversion of accrued interest to common stock	$—	$89,759
Conversion of debt to common stock	250,000	2,208,500
Debt discount converted to additionalpaid in capital-capital	209,200	—
Debt placement costs converted to additional paid-in capital	42,135	—
Derivative liability converted to additional paid-in capital	504,443	—

Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe this interpretation will have an impact on our consolidated operating results, cash flows or financial position upon adoption.

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As we have no plans covered by this standard, it will have no effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. We have not determined the impact this standard will have on our consolidated operating results or financial position upon adoption.

The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on our consolidated results of operations, cash flows or financial position.

(4)         DETAIL OF CERTAIN ACCOUNTS

Set forth below is detail of certain accounts as of and for the two years ended December 31, 2006:

Prepaid expenses and other

Prepaid dividend	$80,000
Prepaid license fees	28,334
Prepaid insurance	33,843
Other	1,223
$143,400

Accounts payable and accrued liabilities

Trade accounts payable	$237,353
Accrued clinical testing	51,490
Accrued interest	45,999
Accrued vacation	36,369
Accrued compensation	146,000
Insurance financing note	16,907
Accrued director and advisory board fees	10,213
Accrued investor relations	5,000
Other	11,954
$561,285

Interest expense, net

	2006	2005
Amortization of debt discount	$1,565,154	$1,972,712
Interest on debt	338,656	104,472
Amortization of debt placement costs	309,944	466,555
Late registration penalty	64,000	—
Imputed interest on Promissory Note – Osmotics	—	120,000
Imputed interest on Licensed Technology Obligation	9,120	27,324
Other (income) expense, net	(17,373)	2,424
Interest income	(79,958)	(6,160)
	$2,189,543	$2,687,327

(5)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding during the years ended December 31, 2006 and 2005 is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly with the first quarterly payment due January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $2.26 per common share. The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see below).  Additionally, the conversion price of the 2006 Debentures may be adjusted downward if we have not executed an out-license transaction for EpiCeram™  by June 30, 2007 and the volume weighted average price of our common stock for the 20 days prior to June 30, 2007 is less than the conversion price.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

Events of default include failure to pay principal or interest in a timely manner that is not cured within three days; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that are part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated;  a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the agreement); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the agreement) or if the Company shall agree to sell or dispose of 40% of its assets in one or a series of related transactions; if a registration statement shall not be declared effective by the SEC within 180 days after closing the transaction; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the agreement) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.

In addition, purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”). We also issued to placement agents warrants exercisable to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share (the “Agent Warrants”) and paid them cash commissions of $425,000.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the 2006 Debentures did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature of the 2006 Debentures was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the 2006 Debentures (host contract) and recorded the liability at its fair value of $2,831,858 with a corresponding entry to debt discount. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying consolidated balance sheet. The debt discount is being amortized on a straight-line basis over the three year life of the 2006 Debentures.

The 2006 Debenture Warrants also meet the definition of a derivative due to the cashless exercise provision. Accordingly, we bifurcated the derivative from the 2006 Debenture Warrants (host contract) and recorded the liability at its fair value of $1,793,293 with a corresponding entry to debt discount. The 2006 Debenture Warrants were valued using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the three year life of the 2006 Debentures.

For the year ended December 31, 2006, we amortized $107,754 of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying consolidated statements of operations.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs. The Agent Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs. Debt placement costs, which totaled $938,380, are being amortized on a straight-line basis over the three year life of the 2006 Debentures. For the year ended December 31, 2006, we amortized $21,862 of debt placement costs which is included in interest expense in the accompanying consolidated statements of operations.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB) if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  Based on the financial milestones for the period ended December 31, 2006, we will have a milestone default upon filing this Report.  However, management believes that the conversion price will not be adjusted downward based on the recent trading price of our common stock.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days.  Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered.  We recorded this payment as interest expense in the accompanying consolidated statements of operations.  The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006.  In addition to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006. Such registration statement was declared effective on May 12, 2006.

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

The Convertible Note Warrants also meet the definition of a derivative due to the cashless exercise provision. Accordingly, we bifurcated the derivative from the Convertible Note Warrants (host contract) and recorded the liability at its fair value of $1,237,073 with a corresponding entry to debt discount. The Convertible Note Warrants were valued using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the two year life of the Convertible Notes.

For the years ended December 31, 2006 and 2005, we amortized $1,430,316 and $134,625, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying consolidated statements of operations.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the years ended December 31, 2006 and 2005, we amortized $288,082 and $27,115, respectively, of debt placement costs which is included in interest expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2006, holders converted $250,000 of Convertible Notes into 121,951 shares of common stock.  In connection with these conversions, we reclassified $42,135 of debt placement costs and $209,200 of debt discount as a reduction to additional paid-in capital which represents the pro rata unamortized balances of such costs associated with the converted notes.

2005 Debentures

In April 2005, we completed the sale of convertible debentures (the “2005 Debentures”) receiving gross proceeds of $2,208,500.  Each 2005 Debenture accrued interest at the rate of 6% per annum and was due and payable in full, principal and interest, on December 31, 2005 (the “Maturity Date”). The 2005 Debentures were convertible into shares of our common stock at a conversion price of $1.00 per share. The 2005 Debentures and $89,759 of accrued interest thereon were converted into 2,298,259 shares of common stock during 2005.  In addition, for every $2.00 in 2005 Debentures sold in the offering, each investor received one warrant (1,104,250 total) exercisable for three years to purchase our common stock at a purchase price of $2.00 per share and an additional warrant (1,104,250 total) exercisable for three years to purchase our common stock at a purchase price of $4.00 per share (collectively the “2005 Debenture Warrants”). The 2005 Debenture Warrants are redeemable by the Company for $.01 per warrant in the event that a registration statement underlying the common shares is declared effective by the SEC and the closing price of the common stock has exceeded 137.5% of the exercise price of the warrant for 10 consecutive trading days.  In February 2006, we satisfied the conditions necessary to redeem certain of the 2005 Debenture Warrants.  See further discussion below in Note 6.

In accordance with EITFs No. 98-5 and No. 00-27, we were required to recognize the value of conversion rights attached to the 2005 Debentures. These rights gave the holders the ability to convert the 2005 Debentures into shares of common stock at a price per share of $1.00 per share which was less than the trading price to the public on the dates the 2005 Debentures were purchased (such prices ranged from $2.26 to $3.80 per share). For accounting purposes, we allocated $906,466 to the value of the 2005 Debenture Warrants and $1,302,034 to the value of the beneficial conversion features of the 2005 Debentures based on their relative fair values. The 2005 Debenture Warrants were valued using the Black-Scholes option pricing model while the beneficial conversion feature was calculated based on the intrinsic value. The total allocation of $2,208,500 was recorded as a debt discount. In connection with the Merger, we determined that the debt discount was stated at fair market value and accordingly, recorded the unamortized discount as part of the purchase price allocation. The debt discount was amortized as interest expense over the life of the 2005 Debentures. For the year ended December 31, 2005, we recorded $1,838,087 of amortization expense related to the 2005 Debentures.

In connection with the sale of the 2005 Debentures, we paid fees to persons who served as placement agents consisting of a cash fee of 10% of the aggregate amount of 2005 Debentures sold by such placement agent, and warrants exercisable to purchase 10% of the number of shares of common stock underlying the 2005 Debentures sold by them (the “Placement Warrants”). The Placement Warrants are exercisable for three years and entitle the holder to purchase shares of common stock at an exercise price of $1.20 per share. We paid to placement agents an aggregate of $134,350 in cash commissions and issued an aggregate of 134,350 Placement Warrants.

We valued the Placement Warrants using the Black-Scholes option pricing model resulting in a valuation of $464,851 which was recorded as a debt placement cost. The cash commissions were also recorded as debt placement costs. The debt placement costs were amortized over the life of the 2005 Debentures. For the year ended December 31, 2005, we recorded $439,440 of amortization expense which is reflected as interest expense on the accompanying consolidated statements of operations.

Other

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for services rendered. This obligation was assumed by the Company in the Merger. This debenture bears interest at an annual rate of 6% and converts into shares of Company common stock at $1.00 per share. The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance. The original maturity date of this debenture was June 30, 2006. In June 2006, the maturity date was extended to June 30, 2007. In accordance with EITF 00-27, we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement. On the date of amendment, the closing price of our common stock was $2.20 per share. Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, we limited the value of the beneficial conversion feature to the face amount of the debenture. We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying consolidated balance sheet. The debt discount is being amortized over the one year life of the debenture. For the year ended December 31, 2006, we amortized $27,085 of debt discount which is reflected as interest expense on the accompanying consolidated statements of operations.

Maturities of convertible debt that could require cash are as follows as of December 31, 2006:

Year	Amount
2007	$3,200,000
2008	2,400,000
2009	2,400,000
Thereafter	—
8,000,000
Less debt discount	(5,795,245)
$2,204,755

(6)   STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of Preferred Stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions. As described in Note 1 above, in connection with the Merger, the Board authorized the issuance of 1,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was payable upon the Company raising at least $5,000,000 in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend was payable in cash while the subsequent dividend is payable in either cash or stock at the option of the Company. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying consolidated balance sheet. This prepaid dividend is being amortized on a straight-line basis over a twelve month period (the period over which it is earned). The First Dividend was paid on May 1, 2006.  For the years ended December 31, 2006 and 2005, we recorded $240,000 and $225,161, respectively, of preferred stock dividends in the accompanying consolidated statements of operations.

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

Common Stock

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares which was amortized to general and administrative expense over the life of the agreement.  During the years ended December 31, 2006 and 2005, we amortized $91,875 and $65,625, respectively related to this agreement.

As previously discussed in Note 5 purchasers of the 2005 Debentures received warrants to acquire 1,104,250 shares of our common stock at an exercise price of $2.00 per share (the “$2 Warrants”) and warrants to acquire 1,104,250 shares of our common stock at an exercise price of $4.00 per share (the “$4 Warrants”). Under the terms of the 2005 Debenture Warrants, we have the right to redeem any unexercised warrants for $.01 per share in the event that 1) the SEC declared effective a registration statement registering the underlying common shares, and 2) the closing price of our common stock exceeds 137.5% of the Debenture Warrant exercise price for ten consecutive trading days. In February 2006, we satisfied both conditions for the $2 Warrants, and in accordance with the terms of the warrant agreement, we provided the holders 30 days written notice of our intention to redeem any unexercised $2 Warrants. As a result, we received $2,208,450 in gross cash proceeds from the exercise of the $2 Warrants and issued 1,104,237 shares of common stock. Under the terms of a certain placement agent agreement, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

Additionally, during year ended December 31, 2006, we issued 21,525 shares of common stock in exchange for $23,505 upon the exercise of certain warrants.

In April 2005, we entered into an agreement with an investor relations firm whereby we issued 50,000 shares of common stock for services provided over a three month period.  We valued these shares at $187,500 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We amortized the value of these shares to general and administrative expense over the term the services were provided.

In June 2005, we entered into an agreement with another investor relations firm to provide certain services over a six month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $171,000 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We amortized the value of these shares to general and administrative expense over the life of the agreement.

In July 2005, we sold 75,000 shares of common stock and three year warrants to acquire an additional 75,000 shares of common stock at an exercise price of $2.00 per share for $150,000 to an individual investor.

Stock Options

In connection with the Merger, we issued options to acquire 2,714,750 shares of common stock at $1.00 per share to the Ceragenix Corporation option holders in exchange for identical options in Ceragenix Corporation held by them. The $1.00 exercise price was the estimated fair market value of the Ceragenix Corporation common shares on the date of grant. Additionally, in June 2005, we issued options to new outside directors and a new officer of the Company to acquire 544,000 shares of common stock at $3.80 per share which was the fair market value on the date of grant. Furthermore, in June and July 2005, we issued options to scientific advisory board members to acquire 30,000 shares of common stock at prices ranging from $3.00 to $4.00 per share which was equal to or exceeded the fair market value on the dates of grant. We valued these grants at $63,660 using the Black-Scholes pricing model. We recorded the transactions as deferred compensation with an offset to additional paid-in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the years ended December 31, 2006 and 2005, we amortized $21,220 and $10,689, respectively of deferred compensation. In December 2005, we issued 100,000 stock options to a key scientific collaborator at an exercise price of $2.10 per share which was the fair market value on the date of grant. The options vested 100% upon grant. We valued this grant at $156,700 using the Black-Scholes pricing model. We recorded the transaction as testing and development expense with a corresponding increase to additional paid-in capital. On June 30, 2006, we granted options to acquire 526,000 shares of common stock at an exercise price of $2.25 per share to officers and directors of the Company. The exercise price equaled the closing price of our common stock on the date of grant. The options vest over a three year period.

Effective January 1, 2006, we adopted SFAS No. 123R, using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

During the year ended December 31, 2006, we recorded compensation expense related to stock options of $447,854. The stock option compensation expense was included in general and administrative expense in the accompanying consolidated statements of operations.

The weighted average fair value of stock options at the date of grant during the years ended December 31, 2006 and 2005 was $1.72 and $1.28, respectively. We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2006 and 2005.

Year Ended December 31, 2006
Volatility	99%
Dividend yield	0%
Risk-free interest rate	5.1%
Expected term (years)	5.0

Year Ended December 31, 2005
Volatility	166%
Dividend yield	0%
Risk-free interest rate	2.1%
Expected term (years)	3.0 - 5.0

The expected volatility was based on the historical price volatility of our common stock. For all grants prior to June 30, 2005, the expected volatility rate was based on management’s estimate.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options. We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate. The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation as we do not have historical exercise trends to analyze.  The expected term used by management approximates that as calculated per the guidance of SAB 107 “Share-Based Payment” for “plain-vanilla” options.

A summary of stock option activity for the year ended December 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2005	3,388,750	$1.50
Options granted	526,000	$2.25
Options exercised	—	—
Options canceled	—	—
Outstanding at December 31, 2006	3,914,750	$1.60	8.1 years	$1,927,473
Exercisable at December 31, 2006	3,202,083	$1.59	7.8 years	$1,927,473

The total fair value of stock options that vested during the years ended December 31, 2006 and 2005 was $318,803 and $2,472,382, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $0 as there were no exercised options during these periods. As of December 31, 2006, we had $1,187,471 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.3 years.

Warrants

In August 2006, we entered into an agreement with an investor relations firm whereby we are obligated to issue warrants as compensation for their services.  The agreement is for a 12 month period however, we can terminate the agreement at anytime.  Under the terms of the agreement, we may issue warrants to acquire up to 195,000 shares of common stock.  Warrants to purchase 10,000 shares of common stock shall vest each month the agreement is effective.  The exercise price of the warrants is $2.25 per share in months 1 through 9 and $2.40 per share in months 10 through 12.  Further, warrants to acquire 25,000 shares of common stock at $2.25 per share were to vest in the event we consummated a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement (the “Financing Trigger Warrants”).  We did not consummate a financing transaction during this period.  An additional 50,000 warrants to acquire common stock at $3.00 per share shall vest in the event that our common stock price closes above $4.00 per share for 15 consecutive trading days.  The warrants shall have a term of three years from the date of issuance.  During the year ended December 31, 2006, we recorded $56,650 to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying consolidated statements of operations.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants.

In February 2007, our Board approved vesting the Financing Trigger Warrants which will be recorded as general and administrative expense based on the fair value of the warrants on the vesting date.

(7)       INCOME TAXES

Income tax expense (benefit) consists of the following:

Years Ended December 31,
	2006	2005
Current tax expense (benefit)
Federal	$—	$—
State	—	—
Deferred tax expense (benefit)
Federal	—	—
State	—	—
	—	—
Income tax expense(benefit)	$—	$—

A reconciliation of the statutory federal income tax rate to the income tax benefit is as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	2.95%	1.37%
Nondeductible expenses and other	(8.89)%	(30.23)%
Valuation allowance	(28.06)%	(5.14)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows as of December 31, 2006:

Deferred tax assets:
Net operating loss carry forwards	$2,507,194
Accrued expenses and other	232,019
Total deferred tax assets	2,739,213

Deferred tax liabilities:	—
Net deferred tax assets before valuation allowance	2,739,213
Valuation allowance	(2,739,213)

Net deferred tax	$—

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss (“NOL”) and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. We have not prepared an analysis to determine if a change of ownership has occurred. Such a change of ownership may limit the utilization of our net operating losses.

Total deferred tax assets and the valuation allowance increased by approximately $1.7 million during 2006.  As of December 31, 2006, we had an estimated NOL carryforward of approximately $6.8 million for federal and state income tax purposes which is available to offset future taxable income, if any, through 2026. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

For the period from our inception through November 7, 2005, we were part of a consolidated tax group and accordingly,

our operating results were included in the tax returns filed by Osmotics. We did not have any agreements in place governing the sharing of net operating losses. As a result, all net operating losses we generated during this period have accrued to the benefit of Osmotics.

(8)   DISPOSITION OF THE BINGO BUSINESS

On June 23, 2005, the Board authorized management to sell the assets of the Bingo Business. The Board concluded that operating two unrelated businesses was confusing to shareholders, analysts and potential investors and such confusion was detrimental to the Company’s ability to raise additional capital, create an active trading market for our common stock and increasing shareholder value. The Board determined that the future prospects of the pharmaceutical business represented a better opportunity than those of the Bingo Business.

At the time of the Merger in May 2005, it had been management’s plan to gain a better understanding of the Bingo Business and hopefully improve its operations to allow it to generate cash flow to help fund the pharmaceutical business.  While we had received advice that operating in two separate and unrelated businesses could be confusing to shareholders, investors and analysts, as long as we received clearance from the FDA for our first planned product (EpiCeram™ ) in the near future, it would be an issue that could be overcome.

In June 2005, after an ongoing dialog with the FDA, we were advised by our outside counsel that EpiCeram™  would likely have to be modified in order to receive marketing clearance.  At the time, we were in the process of raising additional capital and we realized that this news would make consummating a transaction more difficult.  Subsequently, our investment banker expressed a lack of confidence in being able to complete a transaction on terms agreeable to us.  As a result, we determined that in order to raise additional capital we would have to make the Company as attractive as possible to outside investors.  Accordingly, on June 23, 2005, the Board decided that selling the Bingo Business was a step in this direction.

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

The operating results of the Bingo Business, which are reflected as discontinued operations on the accompanying consolidated statements of operations, were as follows for the year ended December 31, 2005*.

Revenue	$1,020,421
Cost of revenue	(567,115)
Operating expenses	(409,115)
Other, net	20,181
Impairment loss on goodwill	(7,732,968)
Loss from operations	(7,668,596)

Loss on disposal	(28,493)
$(7,697,089)

*The period from the Merger (May 1, 2005) through September 30, 2005.

(9)   LICENSED TECHNOLOGY OBLIGATION

In May 2004, we entered into a license agreement with Brigham Young University (the “BYU License”) (see Note 11) under which we acquired the exclusive rights to certain patents owned by BYU with respect to the Ceragenin™ technology.  The BYU License called for us to make a one time payment of $269,548 to BYU within 60 days from the Company receiving proceeds under a sublicense agreement but in no event later than May 1, 2006. We made this payment in a timely manner during May 2006.  We recorded this obligation on the accompanying consolidated balance sheet as a liability called licensed technology obligation and recorded a corresponding long-term asset called licensed technology costs.

As the licensed technology obligation represented an obligation originally payable in a period greater than one year, and did not bear interest, we discounted the obligation to its net present value. Management determined a discount rate of 12% to be a reasonable cost of capital for the Company. As a result, we recorded the obligation at $214,882. The licensed technology costs were being amortized over the estimated useful life of ten years. During the fourth quarter of 2005, we determined that the amount that had been previously capitalized as licensed technology costs should have been expensed as a period cost. Management evaluated this matter in the context of Staff Accounting Bulletin No.  99 — “Materiality” and determined that the error was not material to previously issued financial statements. As a result, we recorded an adjustment of $179,082 to expense the unamortized balance of the licensed technology costs which is included as a component of licensing fees in the accompanying consolidated statements of operations.  The accompanying consolidated statements of operations also include amortization expense of $21,475 for the year ended December 31, 2005, which reflects the amortization of the licensed technology costs prior to expensing the entire balance and is included in licensing fees.  Additionally, the accompanying consolidated statements of operations include imputed interest expense of $9,120 and $27,324 on the licensed technology obligation for years ended December 31, 2006 and 2005, respectively.

(10) PROMISSORY NOTE – OSMOTICS

In January 2005, we issued to Osmotics a promissory note (the “Promissory Note”). The Promissory Note had a face amount of $1,200,000, was unsecured, did not bear interest, and was payable in monthly installments of $120,000 to $150,000 with the actual amount to be determined by our management. The Promissory Note was payable in full no later than December 31, 2005. As the Promissory Note did not bear interest, we recorded the Promissory Note at a discount, using a discount rate of 12% which management believed to be a reasonable cost of capital for the Company. Accordingly, we recorded a discount of $120,000 which was amortized on a straight-line basis over a 10-month period during 2005.

During 2005, we did not make all payments as scheduled. In December 2005, Osmotics agreed to amend the terms of the Promissory Note. Under the amended agreement, the outstanding principal balance was to be paid from time to time in amounts as requested by Osmotics with the balance and accrued but unpaid interest due no later than December 31, 2006. Additionally, an interest rate of 6% accrued on the outstanding principal balance which was to be paid with the last principal payment. During 2006, we paid in full the remaining principal balance as well as all accrued interest thereon. The accompanying consolidated statements of operations reflect interest expense of $3,552 and $120,000, respectively, for the years ended December 31, 2006 and 2005 related to the Promissory Note.

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

(11)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology. The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion. For the years ended December 31, 2006 and 2005, we were charged $86,673 and $9,133, respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying consolidated statements of operations. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our barrier repair technology. The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion. During years ended December 31, 2006 and 2005, we were charged $20,227 and $12,041, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying consolidated statements of operations.

Osmotics Sub License Agreement

We obtained our rights to the UC Agreement pursuant to the Technology Transfer Agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the barrier repair technology to develop and market cosmetic, non prescription products (as defined in the agreement).  The

Sublicense Agreement calls for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the barrier repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the years ended December 31, 2006 and 2005, licensing fees have been reduced by $25,000 and $25,000, respectively, for the portion of the minimum royalty borne by Osmotics.  Further, the Sublicense Agreement requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement. For the years ended December 31, 2006 and 2005, we charged Osmotics $9,267 and $6,020, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of legal expense on the accompanying consolidated statements of operations.  Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the barrier repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram™ and; $516,000 due if and when the Company chooses to exercise the purchase option.  During the year ended December 31, 2006, we paid Osmotics $100,000 pursuant to this purchase option which we recorded as a licensing fee on the accompanying consolidated statements of operations.

Additionally, as consideration for the rights to repurchase Triceram®, we revised the expiration date of certain warrants held by Osmotics which entitle them to acquire up to 1,057,161 shares of our common stock at an exercise price of $2.18 per share (the “Osmotics Warrant”).  The Osmotics Warrant previously expired in May 2007.  As revised, the Osmotics Warrant will expire one year from the date the SEC declares effective a registration statement registering the common shares underlying the Osmotics Warrant.  We currently have no plans to register the shares underlying the Osmotics Warrant.  As a result of revising the terms of the Osmotics Warrant, we recorded a charge of $666,011 which represents the difference in fair value of the Osmotics Warrant immediately before and immediately after the revision.  We utilized the Black-Scholes option pricing model to determine the fair value of the Osmotics Warrant.  We engaged a third party independent appraiser to determine the expected life of the revised Osmotics Warrant.  The charge is recorded as a separate line item on the accompanying consolidated statements of operations for the year ended December 31, 2006.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics’ resources rather than procure them on our own. Accordingly, in January 2005, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology. The charge for such services is $5,000 per month. The Shared Services Agreement originally expired on December 31, 2005 but has been extended until December 31, 2007.  The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects. In the event that our officers spend any time on the business of Osmotics, we charge Osmotics for the cost of these services which is offset against the monthly charge described above.

For the years ended December 31, 2006 and 2005, we recorded $59,752 and $55,810, net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying consolidated statements of operations.

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

Item 8A.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)                               Management’s Annual Report on Internal Control Over Financial Reporting:  Not Applicable

(c)                                Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9.           Directors, Executive Officers and Corporate Governance

The name, age, and position with our company of each director and executive officer is as follows:

Name	Age	Position	Director/Officer Since
Steven S. Porter	57	Chief Executive Officer, Chairman and Director	2005
Jeffrey S. Sperber	42	Chief Financial Officer and Director	2005
Dr. Peter Elias	65	Chief Scientific Officer	2005
Carl Genberg	55	Senior Vice President	2005
Russell L. Allen	60	Vice President of Corporate Development	2005
Michel Darnaud	56	Director	2005
Cheryl A. Hoffman-Bray	50	Director and Chair of Audit Committee	2005
Philippe J.C. Gastone	52	Director and Chair of Compensation Committee	2005
Alberto J. Bautista	56	Director	2005

Steven S. Porter has served as Chief Executive Officer and Chairman since May 2005. Prior to joining our company, he served as Chief Executive Officer and Chairman of the Board of Osmotics from its inception in August 1993 until May 2005. He continues to serve as a director of Osmotics Corporation. He has served as Chief Executive Officer and Chairman of Ceragenix Corporation since February 2002. In January 1986, Mr. Porter and two other individuals founded GDP Technologies, Inc. (GDP), a medical imaging company, completing major strategic partnerships with Olympus Optical, Japan, GE Medical and Bruel & Kjaer, Denmark. From that time until August 1993, Mr. Porter served as Executive Vice President of GDP. Prior to 1986, Mr. Porter was the National Sales Manager for Protronyx Research, Inc., a large scale scientific computer systems company, working with the United States Department of Energy, United States Department of Defense, Boeing and the National Security Agency. Mr. Porter has a Bachelor of Arts degree in Economics from UCLA.

Jeffrey S. Sperber has served as Chief Financial Officer since May 2005. Prior to joining our company, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005. He has served as Chief Financial Officer of Ceragenix Corporation since June 2004. From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation. From March 2001 through January 2004, Mr. Sperber served as the Vice President Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000. From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi family housing communities. At USOL, Mr. Sperber led a successful public offering of USOL’s common stock. From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., (subsequently acquired by Comcast). From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities. From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado. Mr. Sperber received a CPA license in the State of Colorado, which has since expired.

Dr. Peter Elias has served as Chief Scientific Officer since May 2005. Dr. Elias has served as Ceragenix Corporation’s Chief Scientific Officer since May 2004. From 1975 through 2003, Dr. Elias was a Professor of Dermatology at the University of California, San Francisco where he most recently served as the Vice Chairman of the Department of Dermatology. Between his tenure at the University of California and joining Ceragenix Corporation, Dr. Elias worked as an independent consultant and advisor. Dr. Elias has published over 500 papers and has received numerous honors, awards and professional appointments as a result of his expertise in the field of dermatology. Dr. Elias received his B.A. from Stanford University and his M.D. and M.S. from the University of California, San Francisco.

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

Russell L. Allen was appointed as our Vice President of Corporate Development in June 2005. Prior to joining our company he worked as an independent consultant. Previously, he served from 2002 to 2004 as Senior Vice President Corporate Development for Cellular Genomics Inc., a private drug discovery biopharmaceutical firm. From 1997 to 2001 he served as Vice President Corporate Development and Strategic Planning at Ligand Pharmaceuticals, where he was responsible for concluding a wide variety of business development transactions including major strategic alliances with pharmaceutical firms. Between 1985 and 1996, Mr. Allen held senior positions with Sanofi Winthrop (including preceding corporate entities Sterling Winthrop and Eastman Pharmaceuticals), including being General Manager for Central American pharmaceutical operations and holding Vice President and Director level positions in business development and strategic planning. Prior experience includes more than 10 years of marketing and business development related positions with Bristol Myers Squibb and Procter & Gamble in Rx, OTC, and nutritional products. Mr. Allen received his B.A. from Amherst College and his MBA from the Harvard Graduate School of Business Administration.  Mr. Allen also serves on the Board of Directors of IBEX Technologies, Inc. (TSX.IBT).

Michel Darnaud was elected as a director of our company in June 2005. Since October 2005, Mr. Darnaud has served as Consultant - Medical Technology for Europe with Spencer Stuart (Paris).  He served as President of the European Division (Paris) of Boston Scientific Corporation, a producer of medical device products, from 1998 through June 2005. From 1992 until 1997, he worked for Baxter International. Mr. Darnaud was the European President of the Baxter Cardio Vascular Group from 1996 until 1997. From 1994 to 1996 he served as the Vice President of the Renal Division; and from 1992 to 1994 he served as the Area Vice President of the Renal Division. During 1991, Mr. Darnaud served as the General Manager of Diagnostica Stago, a company that manufactures specialty diagnostic products. From 1977 to 1990, he worked with Baxter International. Mr. Darnaud has been a member of the European Medical Device Industry Association since 2002 and its President since October 2004. He graduated from Ecole des Hautes Etudes Commerciales du Nord in 1973.

Cheryl A. Hoffman Bray was elected as a director of the Company in June 2005.  Since August 2006, Ms. Hoffman-Bray has served as the Chief Financial Officer of the Education Development Center, Inc., a non-profit organization that manages projects addressing world wide education and health care needs.  From October 2004 through March 2006, she served as the Senior Advisor to the Executive Dean of Harvard University.  She served as the Dean of Finance and Chief Financial Officer of Harvard’s Faculty of Arts and Sciences from March 2000 until October 2004. Ms. Hoffman Bray served as Chief Financial Officer and Senior Vice President of Finance at the Beth Israel Deaconess Medical Center from May 1998 to May 1999. From October 1996 until May 1998, she served as the Medical Center’s Vice President of Finance. From January 1995 to October 1996, Ms. Hoffman Bray served as the Senior Vice President and Chief Financial Officer of the New England Deaconess Hospital in Boston, Massachusetts. From June 1984 to December 1994, she worked for Albany Memorial Health Systems, Inc., serving as their Vice President and Chief Financial Officer from July 1989 until December 1994 and as the Controller and Director of Fiscal Services from June 1984 until July 1989. Ms. Hoffman Bray graduated from the State University of New York at Albany 1979 with a Bachelor of Science in Accounting and received her Master of Science from the University in 1980. Ms. Hoffman Bray is a member of the Boston Club and a director of the Harvard Cooperative Society.

Philippe J.C. Gastone was elected as a director of our company in June 2005. He has served as the Senior Vice President in Charge of Corporate Business Development for Europe and Americas of Cemex since September 2000. From 1999 to 2000, he served as a partner of Dome & Cie, a French investment bank. From 1997 to 1999, Mr. Gastone served as a director of Merrill Lynch (London and Paris). From 1994 to 1997 he was the Executive Director, in charge of the Mergers and Acquisitions Origination Group for Europe, of Union Bank of Switzerland (London). From 1984 to 1994, Mr. Gastone worked at Booz Allen & Hamilton, focusing on strategy and mergers & acquisitions advisory. From 1977 to 1982, he worked as a consultant for The Boston Consulting Group. In 1983, Mr. Gastone received his MBA from INSEAD in Fontainebleau, France in 1983. He graduated from the Ecole des Hautes Etudes Commerciales in 1977 with a BA.

Alberto J. Bautista was elected as a director of our company in June 2005.  Mr. Bautista has been a Sector Partner for 3i, an international private equity firm, since October 2006.  Mr. Bautista worked as the Founder and Principal Consultant of AJB Consulting from January 2004 through September 2006. AJB Consulting is a healthcare consulting practice based in Singapore, focused on small and medium sized companies in the life science, medical device, and biotech spaces. From June 1975 to December 2003 he worked at Baxter International in various senior executive positions, including as Vice President and Consultant of Global Renal at Baxter Japan, President of the Asian Division of Baxter Healthcare, President of Worldwide Exports for Baxter World Trade and General Manager of various branch locations. Mr. Bautista received his M.S. in Management at the Sloan School (Massachusetts Institute of Technology) and his B.S. in Industrial Engineering at the University of the Philippines.

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Directors are elected by a plurality of the shareholders at annual or special meetings of shareholders held for that purpose.  In connection with our acquisition of Ceragenix Corporation, we issued to Osmotics an aggregate of 11,191,768 shares of our common stock and 1,000,000 shares of non-voting Series A Preferred Stock.   There have been no material changes to the way in which shareholders may recommend nominees to the board of directors.

Effective November 7, 2005, Osmotics adopted a Plan of Distribution pursuant to which it plans to exchange 10.7 million shares of our common stock and 1.0 million shares of our Series A Preferred Stock for shares of its outstanding common or preferred stock. As part of that Plan of Distribution, Osmotics entered into an escrow agreement with Corporate Stock Transfer, Inc., as Escrow Agent, to hold the 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock pending registration of those securities under the Securities Act. Under the terms of the escrow agreement, Osmotics concurrently granted to our Board an irrevocable proxy to vote all of the escrowed shares (an aggregate of 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock (“non-voting”)). As a result of this series of transactions, our Board in effect, exercises voting control over future elections of members of our Board until such time as the Plan of Distribution of Osmotics Corporation has been completed.

The holders of certain convertible notes have the right to appoint one member to our board of directors.  As of the date of this Report, they have not exercised this right.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2006 all required filings were timely filed by each of its directors and executive officers, except for the following inadvertent late reports: (1) Mr. Porter, the chief executive officer and a director of the Company, filed one late Form 4 filing; (2) Mr. Gastone, a director of the Company, filed one late Form 4 filing; (3) Mr. Darnaud, a director of the

Company, filed one late Form 4 filing; (4) Mr. Sperber, the chief financial officer and a director of the Company, filed one late Form 4 filing; (5) Mr. Elias, the chief executive officer of the Company, filed one late Form 4 filing; (6) Mr. Bautista, a director of the Company, filed one late Form 4 filing; (7) Ms. Hoffman-Bray, a director of the Company, filed one late Form 4 filing; (8) Mr. Genberg, the senior vice-president of the Company, filed one late Form 4 filing; and (9) Mr. Allen, a vice president of the Company, filed one late Form 4 filing.

Code of Ethics

The Company has adopted a code of ethics applicable to its Chief Executive Officer and Chief Financial Officer.  A copy of the code of ethics can be found on the Company’s website at the following link http://www.ceragenix.com/Ceragenix_Code_of_Conduct.pdf.

Audit Committee

The Company’s board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the audit committee include Ms. Hoffman-Bray and Messrs. Gastone and Darnaud. The board of directors has determined that all of the audit committee members meet the independence and other qualification requirements of the rules of the Nasdaq Stock Market.  In addition, the board of directors has determined that Ms. Hoffman-Bray and Mr. Gastone qualify as an “audit committee financial experts” as defined by the rules of U.S. Securities and Exchange Commission.  Biographical information for each of these persons is set forth above under the caption “Directors, Executive Officers and Corporate Governance.”

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2006 by (1) each person who served as the principal executive officer of Ceragenix during fiscal year 2006; (2) Ceragenix’s two most highly compensated executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of Ceragenix as of December 31, 2006.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Steven S. Porter	2006	$195,000	$45,000	—	$27,275	—	—	—	$267,275
Chief Executive Officer	2005	$115,375	$25,000	—	—	—	—	—	$140,375

Jeffrey S. Sperber	2006	$175,000	$48,000	—	$24,438	—	—	—	$247,438
Chief Financial Officer	2005	$147,875	$20,000	—	—	—	—	—	$167,875

Carl Genberg	2006	$185,000	$43,000	—	$25,842	—	—	—	$253,842
Senior Vice President	2005	$149,125	$20,000	—		—	—	—	$169,125

(1)                                  Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.  During 2005, the Company followed the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, compensation expense was not recognized if the exercise price of stock options was equal to the market price of the underlying stock on the date of grant.  In all cases, the exercise price of our stock options equaled the market price of our stock on the date of grant.  Accordingly, no compensation expense was recognized in our consolidated financial statements during 2005.

(2)                                  Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)                                  Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement or arrangement, including the terms of the terms of any common share purchase option grants, see that section of this Report captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see that section of this Report captioned “Employment Agreements.”

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven S. Porter (1)	950,000	95,200	—	$1.00 - $2.25	2015 - 2016	—	—	—	—

Jeffrey S. Sperber (2)	400,000	85,300	—	$1.00 - $2.25	2015 - 2016	—	—	—	—

Carl Genberg (3)	550,000	90,200	—	$1.00 - $2.25	2015 - 2016	—	—	—	—

Russell Allen (4)	83,333	251,967		$2.25 - $3.80	2015 - 2016	—	—	—	—

Dr. Peter Elias (5)	150,000	44,000	—	$1.00 - $2.25	2015 - 2016	—	—	—	—

(1)                                  Common share purchase options to acquire 950,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  Includes 475,000 shares that Mr. Porter is entitled to purchase through a currently exercisable option and 475,000 shares that his spouse, Mrs. Francine Porter, is entitled to purchase through a currently exercisable option.  On June 30, 2006, Mr. Porter received common share purchase options to acquire 95,200 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  Does not include the shares issued in the Merger to be beneficially owned by Mr. Porter upon distribution by Osmotics as described under Item 12 – Certain Relationships and Related Transactions – Ceragenix’s Relationship with Osmotics Corporation, below.

(2)                                  Common share purchase options to acquire 400,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  On June 30, 2006, Mr. Sperber received common share purchase options to acquire 85,300 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  Does not include the shares issued in the Merger to be beneficially owned by Mr. Sperber upon distribution by Osmotics as described under Item 12 – Certain Relationships and Related Transactions – Ceragenix’s Relationship with Osmotics Corporation, below.

 (3)                             Common share purchase options to acquire 550,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  On June 30, 2006, Mr. Genberg received common share purchase options to acquire 90,200 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  Does not include the shares issued in the Merger to be beneficially owned by Mr. Genberg upon distribution by Osmotics as described under Item 12 – Certain Relationships and Related Transactions – Ceragenix’s Relationship with Osmotics Corporation, below.

(4)                                  Common share purchase options to acquire 250,000 shares of common stock at $3.80 per share were granted on June 15, 2005 in connection with Mr. Allen’s commencing employment with the Company.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 30, 2006, Mr. Allen received common share purchase options to acquire 85,300 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).

(5)                                Common share purchase options to acquire 150,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  On June 30, 2006, Dr. Elias received common share purchase options to acquire 44,000 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  Does not include the shares issued in the Merger to be beneficially owned by Dr. Elias upon distribution by Osmotics as described under Item 12 – Certain Relationships and Related Transactions – Ceragenix’s Relationship with Osmotics Corporation, below.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Annual Salary(1)	Bonus (2)
Steven S. Porter	CEO	$250,000	Up to 50% of base salary depending on performance
Jeffrey S. Sperber	CFO	$210,000	Up to 50% of base salary depending on performance
Carl Genberg	SVP—Research & Development	$230,000	Up to 50% of base salary depending on performance
Dr. Peter Elias	Chief Scientific Officer	$120,000

(1)                                  In January 2007, the Compensation Committee revised the annual salaries in the employment agreements as follows effective January 1, 2007.

(2)                                  In June 2006, the Compensation Committee authorized a bonus to Dr. Elias equal to 50% of his base salary contingent upon the Company consummating an out license agreement for EpiCeram™.

A summary of each executive’s contract, except for Dr. Elias’, is as follows:

All of the above executives will be eligible for options to purchase our common stock. Each executive will receive four weeks of paid vacation.

Each employment agreement expires on December 31, 2007.  Each employment agreement may be terminated at any time by us or the executive upon written 90 days notice.  If we terminate an executive’s employment without “just cause” or the executive terminates his employment for “good reason,” or if we give notice of non renewal (including subsequent renewals), then the executive will be entitled to receive the following benefits at the end of the employment term:

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

If the executive’s employment is terminated for “just cause,” the executive will be entitled only to his prorated base salary through the date of termination and prorated bonus as the Board, in its sole reasonable discretion, may determine, taking into account the events giving rise to just cause.

In the event of a termination of an executive for just cause, we will continue to pay the executive’s then current base salary until the issuance of an arbitration award affirming our action. In the event the arbitrator upholds our action, the executive will be required to promptly repay us any sums received subsequent to the termination of employment. The cost of the arbitration proceeding, including filing fees and arbitrators’ compensation, will be borne by us. In the event that the arbitrator rules that the termination was not for just cause, then we will be liable for executive’s reasonable attorneys’ fees and any out of pocket expenses incurred.

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

•                                          Alcoholism or illegal drug addiction, if established by competent evidence; or

•                                          A willful or grossly negligent material breach of any term of the employment agreement of the executive which executive fails to cure within 15 days (provided that the breach is capable of cure) of receipt of written notice thereof; or

•                                          A willful or grossly negligent breach of executive’s fiduciary duties to the Company which shall be determined by the Board of Directors; or

•                                          Repeated, documented gross insubordination which shall be determined by the Board that the executive fails to cure within 15 days of receipt of written notice.

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

A summary of Dr. Elias’ employment agreement is as follows:

The term of Dr. Elias’ agreement is through May 1, 2008. During this period, he is to spend at least 50% percent of his business time on the affairs of the Company. While his agreement does not provide for a specific bonus target, he may be awarded incentive compensation at the discretion of the Board. In the event that Dr. Elias’ employment is terminated by us for any reason other than “cause,” or if he terminates his employment for “good reason,” as those terms are defined in the agreement, he would be owed his monthly salary for the remaining term of his contract. Additionally, any unvested stock options would become 100% vested.

In the event of a termination of Dr. Elias for cause, we will continue to pay Dr. Elias’ then current base salary until the issuance of an arbitration award affirming our action. In the event the arbitrator upholds our action, Dr. Elias will be required to promptly repay us any sums received subsequent to the termination of employment. The cost of the arbitration proceeding, including filing fees and arbitrators’ compensation, will be borne by us. In the event that the arbitrator rules that the termination was not for cause, then we will be liable for Dr. Elias’ reasonable attorneys’ fees and any out of pocket expenses incurred.

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

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Board Members Who Are Deemed Independent

Our Board has determined that Messrs. Darnaud, Gastone , Bautista and Ms. Hoffman-Bray are each “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Ceragenix has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Ceragenix’s outside auditor.

DIRECTOR COMPENSATION

Stock Options

All outside directors will receive options to acquire 70,000 shares of our common stock upon joining our Board. Such options will vest 100% on the first anniversary of the date of grant. On December 12, 2005, the disinterested directors approved accelerating the vesting of these options that were outstanding in order to avoid expense recognition during 2006.  Outside directors will also each receive annual grants of options to purchase shares of our common stock, the timing and other terms to be determined by the Compensation Committee of our Board. All options shall be priced at fair market value on the date of grant.  In June 2006, the Compensation Committee approved granting options to acquire 33,000 shares of common stock (each) to Mr. Gastone and Ms. Hoffman-Bray and options to acquire 30,000 shares of common stock (each) to Messrs. Bautista and Darnaud.  These options have an exercise price of $2.25 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant).  The Compensation Committee also determined to set the June Board meeting as the date to issue annual option grants.

Cash Compensation

All outside directors are compensated $1,000 per meeting day for meetings attended in person and $500 per telephonic board meeting. During 2007, all outside directors will also receive an annual retainer of $25,000.  Additionally, the Compensation Committee approved paying each Audit Committee member $500 per Audit Committee meeting attended whether in person or by telephone. Travel time shall not be considered a meeting day.

Chairperson Bonus

During 2006, all Committee Chairs received a bonus equal to 10% of the stock options and cash compensation called for under this policy. During 2007, the Committee Chairs will no longer receive this bonus.  However, during 2007, the Chairperson of the Audit Committee will receive an additional retainer of $5,000 per year.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting. For domestic travel, only coach airfare will be reimbursed; for international travel we will reimburse for business class.

Director Compensation

The following table shows the overall compensation earned for the 2006 fiscal year with respect to each person who was a director as of December 31, 2006, with the exception of Mr. Porter and Mr. Sperber, who are not compensated for their director responsibilities.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Michel Darnaud (4) Director	$5,500	—	$8,595	—	—	—	$14,095

Cheryl A. Hoffman Bray (5)	$6,050	—	$9,455	—	—	—	$15,505
Director and Chair of Audit Committee

Philippe J.C. Gastone (6)	$6,050	—	$9,455	—	—	—	$15,505
Director and Chair of Compensation Committee

Alberto J. Bautista (7) Director	$3,000	—	$8,595	—	—	—	$11,595

(1)                                  Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

(2)                                  Excludes awards or earnings reported in preceding columns.

(3)                                  Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)                                  Represents 30,000 shares that Mr. Darnaud is entitled to purchase through a currently unexercisable option granted on June 30, 2006 in connection with the annual director grant.

(5)                                  Represents 33,000 shares that Ms. Hoffman-Bray is entitled to purchase through a currently unexercisable option granted on June 30, 2006 in connection with the annual director grant.

(6)                                  Represents 33,000 shares that Mr. Gastone is entitled to purchase through a currently unexercisable option granted on June 30, 2006 in connection with the annual director grant.

(7)                                  Represents 30,000 shares that Mr. Bautista is entitled to purchase through a currently unexercisable option granted on June 30, 2006 in connection with the annual director grant.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2006 and as adjusted for the sale of options and warrants, the common stock ownership of (i) each person known by us to be the beneficial owner of five (5%) percent or more of our common stock, (ii) all directors individually, (iii) all officers individually, and (iv) all directors and officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name	Shares Beneficially Owned(1)
of Beneficial Owner	Number	Percent(2)
Steven S. Porter(3)	950,000	5.5
Jeffrey S. Sperber(4)	400,000	2.4
Dr. Peter Elias(5)	150,000	*
Carl Genberg(6)	550,000	3.3
Russell Allen(7)	93,533	*
Michel Darnaud(8)	70,000	*
Cheryl A. Hoffman Bray(9)	77,000	*
Philippe J.C. Gastone(10)	77,000	*
Alberto J. Bautista(11)	70,000	*
Osmotics (12)
1444 Wazee Street, Suite 210
Denver, Colorado 80202	1,398,929	8.1
Executive Officers and Directors as a Group(13)	14,137,533	76.0

*                                         Indicates less than 1%

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options and warrants currently exercisable within 60 days of December 31, 2006 are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)                                  Percentage of beneficial ownership is based on 16,169,591 issued shares of common stock.

(3)                                  Includes 475,000 shares that Mr. Porter is entitled to purchase through a currently exercisable option and 475,000 shares that his spouse, Mrs. Francine Porter, is entitled to purchase through a currently exercisable option.  Does not include the shares issued in the Merger that may be beneficially owned by Mr. Porter upon distribution by Osmotics as described under Item 12 — Certain Relationships and Related Transactions — Ceragenix’s Relationship with Osmotics Corporation, below.

(4)                                  Represents shares that Mr. Sperber is entitled to purchase through a currently exercisable option.  Does not include the shares issued in the Merger that may be beneficially owned by Mr. Sperber upon distribution by Osmotics as described under Item 12 — Certain Relationships and Related Transactions — Ceragenix’s Relationship with Osmotics Corporation, below.

(5)                                  Represents shares that Dr. Elias is entitled to purchase through a currently exercisable option.  Does not include the shares issued in the Merger that may beneficially owned by Dr. Elias upon distribution by Osmotics as described under Item

12 — Certain Relationships and Related Transactions — Ceragenix’s Relationship with Osmotics Corporation, below.

(6)                                  Represents shares that Mr. Genberg is entitled to purchase through a currently exercisable option.  Does not include the shares issued in the Merger that may be beneficially owned by Mr. Genberg upon distribution by Osmotics as described under Item 12 — Certain Relationships and Related Transactions — Ceragenix’s Relationship with Osmotics Corporation, below.

(7)                                  Includes 83,333 shares that Mr. Allen is entitled to purchase through a currently exercisable option.

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

(12)                            Includes 1,057,161 shares that Osmotics is entitled to purchase through a warrant, which warrant is immediately exercisable. Excludes 10,700,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock owned by Osmotics that have been deposited under an escrow agreement with Corporate Stock Transfer, Inc. (the “Escrow Agreement”), pending an exchange offering with the securityholders of Osmotics.  Pursuant to the terms of the Escrow Agreement, an irrevocable proxy has been granted by Osmotics to our Board to vote these shares (i) in favor of the Board’s nominees for director, and (ii) on other matters, as determined by a majority of our Board.  This proxy terminates upon distribution of the shares to the Osmotics shareholders at which point the shares will be voted by the respective Osmotics’ shareholders.

(13)                            Includes (i) 10,700,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock held in escrow on behalf of Osmotics but voted as determined by a majority of our Board under an irrevocable proxy (see description above) and (ii) 2,427,333 shares that directors and officers are entitled to purchase through currently exercisable options.  Does not include the shares issued in the Merger that may be beneficially owned by directors and officers upon distribution by Osmotics as described under Item 12 — Certain Relationships and Related Transactions — Ceragenix’s Relationship with Osmotics Corporation, below.

Item 12.   Certain Relationships and Related Transactions

Ceragenix’s Relationship with Osmotics Corporation

In May 2005, we consummated the merger with Ceragenix Corporation, whereby we acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”).  Mr. Porter continues to serve on Osmotics’ board of directors.  Mr. Porter’s wife, Mrs. Francine Porter, serves as the Chief Executive Officer of Osmotics .

Ceragenix Corporation is a party to several agreements with Osmotics related to the intellectual property underlying Ceragenix Corporation’s proposed products.  Specifically, Ceragenix Corporation is a party to a Technology Transfer Agreement, a Sublicense Agreement and a Non Compete Agreement which, together, resulted in the transfer and assignment to Ceragenix Corporation of Osmotics’ intellectual property rights related to prescription applications of barrier repair technology licensed from the University of California as well as to remove Osmotics as a co licensee under Osmotics’ license agreement with Brigham Young University.

Effective November 7, 2005, Osmotics adopted a Plan of Distribution pursuant to which it plans to exchange 10.7 million shares of our common stock and 1.0 million shares of our Series A Preferred Stock for shares of its outstanding common or preferred stock.  As part of that Plan of Distribution, Osmotics entered into an escrow agreement with Corporate Stock Transfer, Inc., as Escrow Agent, to hold the 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock pending registration of those securities under the Securities Act.  Under the terms of the escrow agreement, Osmotics concurrently granted to our board of directors an irrevocable proxy granting to our board of directors the right to vote all of the escrowed shares (an aggregate of 10.7 million shares of common stock and 1.0 million shares of Series A Preferred Stock (“non-voting”)).  As a result of this series of transactions, our board of directors in effect, exercises voting control over future elections of members of our board of directors until such time as the Plan of Distribution of Osmotics has been completed.

The following officers and directors are either a shareholder or preferred shareholder of Osmotics. Under the Plan of Distribution of Osmotics, the following officers and directors may be entitled to receive approximately the following number of shares of our common stock:

Steven S. Porter*	693,714
Jeffrey Sperber	25,000
Carl Genberg	98,917
Dr. Peter Elias	13,333
Philippe Gastone	15,000

*                                         Includes 346,857 shares allocated to Ms. Francine Porter.

In August 2006, Ceragenix Corporation and Osmotics  entered into a Patent Sublicense Agreement covering Osmotics’  rights to utilize the barrier repair technology licensed from the University of California for cosmetic, non prescription applications (as defined in the agreement).  The Patent Sublicense Agreement also provides Ceragenix Corporation with the right to repurchase Triceram®, a non prescription product currently sold by Osmotics that utilizes the barrier repair technology for $616,000.  Additionally, as consideration for the right to repurchase Triceram®, Ceragenix Pharmaceuticals, Inc. agreed to extend the life of warrants to acquire 1,057,161 shares of Ceragenix Pharmaceuticals, Inc.’s common stock held by Osmotics  until one year from the date a registration statement registering the underlying common shares is declared effective by the SEC.  The Patent Sublicense Agreement effectively supercedes the Technology Transfer Agreement and Sublicense Agreement.

In August 2006, Ceragenix Pharmaceuticals, Inc. and Osmotics  entered into a Registration Rights Agreement covering the 10.7 million shares of our common stock owned by Osmotics  as well as 1.0 million shares of Series A Preferred Stock currently held in escrow (the “Escrow Shares”) for distribution to the shareholders of Osmotics  (see Osmotics Corporation and the Osmotics Exchange Offer, below).  Under the terms of the Registration Rights Agreement we are required to (i) request that the Escrow  Shares be registered on this prospectus subject to a lock-up agreement satisfactory to holders of the Convertible Debentures (ii) should the holders of the Convertible Debentures deny the registration request then we have agreed to file a registration statement to register the Escrow Shares within 30 days after the expiration of any registration restrictions placed on us as a result of the sale of the Convertible Debentures, or (iii) in the event that a financing transaction has not closed by December 31, 2006, file a registration statement to register the Escrow Shares no later than March 31, 2007.  We filed such a registration statement in February 2007, however, the SEC has not yet declared it effective.  Based on discussions with the SEC, we plan to withdraw such registration statement shortly after filing this Report.  We will refile a registration statement after Osmotics consummates their planned exchange.

In December 2006, Osmotics and Ceragenix Pharmaceuticals, Inc. entered into a limited standstill agreement covering the Escrow Shares.  Under the limited standstill agreement, Osmotics has agreed that the Escrow Shares will be released into the trading market over a 24 month period commencing the later of September 30, 2007 or upon consummation of the Osmotics Exchange Offer.  The Osmotics’ shareholders participating in the Osmotics Exchange Offer will be subject to the provisions of the limited standstill agreement.

Based on its ownership of approximately 68% of our issued and outstanding common stock, Osmotics may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

Item 13.   Exhibits

Item	Exhibit
1.	2.0	Agreement and Plan of Merger Agreement and Plan of Merger dated as of April 8, 2005
2 .	2.1	Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005
3.	3.1	Certificate of Incorporation
4.	3.2	Certificate of Amendment to Certificate of Incorporation
6.	3.3	Certificate of Designations, Preferences, and Rights of Series A Preferred Stock
10.	3.4	Certificate of Amendment to Certificate of Incorporation
3.	3.5	Bylaws
7.	3.6	Amended and Restated Bylaws
5.	4.1	Form of Convertible Debenture Agreement
5.	4.2	Form of Warrant Agreement

8.	10.1	Closing Escrow Agreement dated as of May 10, 2005
8.	10.2	Voting Agreement dated as of May 10, 2005
8.	10.3	Assignment and Assumption Agreement dated as of May 10, 2005
8.	10.4	Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005
8.	10.5	Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005
8.	10.6	Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005
13.	10.7	Employment Agreement by and among Ceragenix Pharmaceuticals, Inc. and Dr. Peter Elias dated as of May 1, 2006.
9.	10.8	Shared Services Agreement with Osmotics Corporation dated January 26, 2005
9.	10.9	Sublicense Agreement with Osmotics Corporation for Barrier Repair Technology dated January 24, 2005
13.	10.10	Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated August 15, 2006
9.	10.11	Technology Transfer Agreement with Osmotics Corporation dated January 24, 2005
9.	10.12	Non Compete Agreement with Osmotics Corporation dated May 10, 2005
9.	10.13	Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000
9.	10.14	Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc.
9.	10.15	Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004
9.	10.16	Consent to Assignment of Rights by Brigham Young University, dated February 11, 2005
12.	10.17	Stock Purchase Agreement with Trans Alaska Holdings, Inc. dated September 28, 2005.
11.	10.18	Form of Convertible Note
11.	10.19	Form of Investor Warrant
11.	10.20	Form of Amended and Restated Security Agreement
11.	10.21	Form of Securities Purchase Agreement
11.	10.22	Form of Registration Rights Agreement
11.	10.23	Form of Subsidiary Guarantee
13.	10.24	Form of Limited Standstill Agreement by and between Osmotics Corporation and Ceragenix Pharmaceuticals, Inc.
13.	20.1	Registration Rights Agreement between Ceragenix Pharmaceuticals, Inc. and Osmotics Corporation dated August 15, 2006.
14.	31.1	Certification of Chief Executive Officer
14	31.2	Certification of Chief Financial Officer
14	32	Certification pursuant to USC Section 1350
10.	99.1	Articles of Amendment to Articles of Incorporation of Ceragenix Corporation

1.                                       Incorporated by reference from the Registrant’s Current Report on Form 8 K dated April 8, 2005 as filed with the Commission on April 13, 2005.

2.                                       Incorporated by reference from the Registrant’s Current Report on Form 8 K dated April 28, 2005 as filed with the Commission on May 2, 2005.

3.                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB 2 dated September 26, 2002, as filed with the Commission on September 26, 2002.

4.                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB 2 A 3 dated September 29, 2003, as filed with the Commission on September 29, 2003.

5.                                       Incorporated by reference from the Registrant’s Current Report on Form 8 K dated April 15, 2005 as filed with the Commission on April 21, 2005.

6.                                       Incorporated by reference from the Registrant’s Current Report on Form 8 K dated May 5, 2005, as filed with the Commission on May 11, 2005.

7.                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB 2 A 1 dated January 13, 2003, as filed with the Commission on January 13, 2003.

8.                                       Incorporated by reference from the Registrant’s Current Report on Form 8 K dated May 10, 2005, as filed with the Commission on May 16, 2005.

9.                                       Incorporated by reference from the Registrant’s Registration Statement on Form SB 2 dated June 20, 2005, as filed with the Commission on June 20, 2005.

10.                                 Incorporated by reference from the Registrant’s Registration Statement on Form SB 2/A dated July 13, 2005, as filed with the Commission on July 13, 2005.

11.                                 Incorporated by reference from the Registrant’s Current Report on Form 8 K dated December 6, 2006 as filed with the Commission on December 8, 2006.

12. Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A dated October 4, 2005, as filed with the Commission on October 4, 2005.

13. Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 dated December 22, 2006, as filed with the Commission on December 22, 2006.

14. Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2006, we engaged GHP Horwath, P.C. as our independent auditor.  For the year ended December 31, 2006, we were billed by GHP Horwath, P.C., aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled $56,335 and $35,203 in 2006 and 2005, respectively, including fees associated with the annual audit, registration statement consents and the reviews of our quarterly reports on Form 10-QSB.

•                  Audit-Related Fees:  Fees for audit-related services totaled approximately $3,160 and $21,885 in 2006 and 2005, respectively.  Audit-related services principally included accounting consultations.

•                  Tax Fees:  We did not engage GHP Horwath, P.C., for any tax related services during 2006 or 2005.

•                  All Other Fees:  Fees for other services not included in the above were $0 in both 2006and 2005.

In accordance with the Audit Committee’s charter, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor as follows:

Our Chief Financial Officer is authorized to engage our independent auditor for services not to exceed $2,500 per engagement and not to exceed $10,000 in aggregate on an annual basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, Colorado, on the 19th day of March, 2007.

CERAGENIX PHARMACEUTICALS, INC., a Delaware Corporation
By:
/s/ Steven S. Porter
Steven S. Porter Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities with Ceragenix Pharmaceuticals, Inc. and on the dates indicated.

Signature	Position	Date
/s/ Steven S. Porter	Chief Executive Officer and Chairman of the Board	March 19, 2007
Steven S. Porter	(Principal Executive Officer)

/s/ Jeffrey S. Sperber	Chief Financial Officer and Director (Principal Financial	March 19, 2007
Jeffrey S. Sperber	Officer and Principal Accounting Officer)

/s/ Michel Darnaud	Director	March 19, 2007
Michel Darnaud

/s/ Philippe Gastone	Director	March 19, 2007
Philippe Gastone

/s/ Alberto Bautista	Director	March 19, 2007
Alberto Bautista

/s/ Cheryl A. Hoffman-Bray	Director	March 19, 2007
Cheryl A. Hoffman-Bray