Form 10QSB
period 2007-03-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2007-05-09
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 8, 2007, the Registrant had 16,332,241 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes ☐   No ☒

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,661,607
Prepaid expenses and other	314,141
Total current assets	3,975,748

Property and equipment, net	22,477
Debt placement costs, net	1,009,792
Total assets	$5,008,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$436,033
Convertible debenture, net of discount of $10,414	39,586
Convertible Notes, net of discount of $881,082	2,009,751
Derivative liability	1,613,267
Current portion of 2006 Debentures, net of discount of $661,115	138,885
Total current liabilities	4,237,522

Derivative liability	2,156,695
2006 Debentures, less current portion, net of discount of $3,470,854	729,146
Total liabilities	7,123,363

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,274,991 shares issued and outstanding	1,628
Additional paid-in capital	16,703,858
Deferred compensation	(42,299)
Deficit accumulated during the development stage	(18,778,533)

Total stockholders’ deficit	(2,115,346)

Total liabilities and stockholders’ deficit	$5,008,017

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)
THROUGH MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		Cumulative From Inception (February 20,
	2007	2006	2002)

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	41,250	41,250	848,204
Testing and development	233,148	55,749	989,249
General and administrative	947,260	609,412	6,496,216
Extension of Osmotics Warrant	—	—	666,011
	1,221,658	706,411	8,999,680

Loss from operations	(1,221,658)	(706,411)	(8,999,680)

OTHER INCOME (EXPENSE):
Interest, net	(1,046,922)	(570,568)	(5,942,014)
Gain (Loss) on value of derivative liabilities	1,811,541	(3,546,397)	3,860,250
	764,619	(4,116,965)	(2,081,764)

LOSS BEFORE DISCONTINUED OPERATIONS:	(457,039)	(4,823,376)	(11,081,444)
Discontinued operations	—	—	(7,697,089)

NET LOSS	(457,039)	(4,823,376)	(18,778,533)

PREFERRED STOCK DIVIDENDS	(60,000)	(60,000)	(525,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(517,039)	$(4,883,376)	$(19,303,694)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,183,389	14,988,489

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted	$(.03)	$(.33)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)
THROUGH MARCH 31, 2007
(unaudited)

	2007	2006	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,039)	$(4,823,376)	$(18,778,533)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on value of derivative liabilities	(1,811,541)	3,546,397	(3,860,250)
Impairment loss on goodwill	—	—	7,732,968
Amortization of debt discount	752,749	364,021	4,290,616
Amortization of debt placement costs	149,664	73,317	926,163
Noncash stock compensation expense	225,314	118,969	1,434,427
Noncash licensed technology costs	—	—	214,883
Loss on disposal of assets held for sale	—	—	28,493
Depreciation expense	2,298	374	9,009
Imputed interest expense	—	6,831	174,666
Extension of Osmotics Warrant	—	—	666,011
Payment under license agreement	—	—	(269,548)
Decrease (Increase) in prepaid expenses and other	(118,907)	18,882	(22,311)
(Decrease) Increase in accounts payable and accrued liabilities	(65,013)	(22,885)	409,122
Net cash used in operating activities of continuing operations	(1,322,475)	(717,470)	(7,044,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	—	(72,760)
Purchase of property and equipment	(2,356)	—	(31,486)
Net cash provided by (used in) investing activities of continuing operations	(2,356)	—	1,043,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	—	925,000
Payments under promissory note to Osmotics	—	(105,000)	(1,200,000)
Net proceeds from sale of convertible debt	—	—	7,172,017
Net proceeds from the exercise of warrants	5,400	2,180,350	2,232,105
Borrowings under insurance financing agreement	—	—	122,737
Payments under insurance financing agreement	(16,907)	(13,275)	(122,737)
Payment of preferred stock dividend	—	—	(545,161)
Advances from Osmotics	—	—	2,586,369
Advances to Osmotics	—	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by (used in) financing activities of continuing operations	(11,507)	2,062,075	9,814,877

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)

Net increase (decrease) in cash	(1,336,338)	1,344,605	3,661,607
Cash and cash equivalents at the beginning of period	4,997,945	2,459,341	—
Cash and cash equivalents at the end of period	$3,661,607	$3,803,946	$3,661,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months ended March 31,
	2007	2006
Cash paid during period for:
Interest	$64,020	$80,436
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Three Months ended March 31,
	2007	2006

Conversion of debt to common stock	$59,167	$200,000
Accrual of prepaid dividend	$—	$240,000
Debt discount converted to additional paid in capital	$19,031	$173,015
Debt placement costs converted to additional paid in capital	$9,817	$34,847
Derivative liability converted to additional paid in capital	$38,714	$425,106
Conversion of accrued interest to common stock	$43,333	$—
Common stock issued for service agreement	$122,000	$—
Accrual of preferred stock dividends	$60,000	$60,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(unaudited)

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2007	1,000,000	$—	16,169,591	$1,617	$16,298,407	$(31,751)	$(18,321,494)	$(2,053,221)

Conversion of Convertible Notes	—	—	28,862	3	69,030	—	—	69,033

Conversion of accrued interest to common stock	—	—	21,138	2	43,331	—	—	43,333

Exercise of warrants	—	—	5,400	1	5,399	—	—	5,400

Common stock issued for service agreement	—	—	50,000	5	121,995	—	—	122,000

Stock option compensation expense	—	—	—	—	151,845	—	—	151,845

Stock options issued for services	—	—	—	—	17,295	(17,295)	—	—

Amortization of deferred compensation	—	—	—	—	—	6,747	—	6,747

Warrants issued for services	—	—	—	—	56,556	—	—	56,556

Net loss	—	—	—	—	—	—	(457,039)	(457,039)

Preferred stock dividends	—	—	—	—	(60,000)	—	—	(60,000)

BALANCES, March 31, 2007	1,000,000	$—	16,274,991	$1,628	$16,703,858	$(42,299)	$(18,778,533)	$(2,115,346)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.
(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging biopharmaceutical company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: barrier repair (“Barrier Repair”) and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”). We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram™ our first commercial product using the Barrier Repair technology.  EpiCeram™ is a prescription only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including atopic dermatitis (eczema), irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.

Our Ceragenin™ technology represents a mid and long term revenue opportunity for treating infectious disease.  Ceragenins™ are small molecule, positively charged, aminosterol compounds that have shown antibacterial, antiviral, antifungal and anticancer properties in preclinical testing.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system. We are primarily pursuing activities in antimicrobial medical device coatings, catheter and device wound dressings, and in new prescription drug development.  We have not applied for, nor have we received, approval from the FDA to market any product using our Ceragenin™ technology.

Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and recruiting management and board members. For accounting purposes, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” In May 2005 we recapitalized the Company through a reverse merger transaction (See Note 4).

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics Corporation (“Osmotics”) (our former parent company), proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product,

EpiCeram™ (see discussion above).

As of March 31, 2007, we had cash and cash equivalents of $3,661,607. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least December 31, 2007.  This assumes that $2,890,833 in convertible notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the convertible notes will be converted into shares of common stock.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date if the notes are not converted.  This uncertainty raises substantial doubt about our ability to continue as a going concern. If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram™ and the development efforts we engage in for the Ceragenins™.   Our plans for 2007 include out-licensing EpiCeram™ to a third party with expertise in the marketing of dermatological prescription products. We are currently in dialogue with several parties regarding a potential licensing transaction. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards funding our corporate activities, underwriting our ongoing development activities and/or could be used to satisfy our obligation under the convertible notes. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. Please see the “Outlook” section of Management’s Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-QSB.  If we are unsuccessful in satisfying our obligation under the convertible notes through either conversion, repayment or extension, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation. For the period from May 1, 2005 through September 30, 2005, our condensed consolidated financial statements also include the accounts of the Company’s former wholly-owned subsidiary Global Alaska Industries, Inc. (“GAI”) and GAI’s wholly-owned subsidiary, Alaska Bingo Supply, Inc. (“ABSI”) (GAI and ABSI are collectively referred to as the “Bingo Business”).  As discussed in Note 4, the Bingo Business was sold effective September 30, 2005.  The activities of the Bingo Business are reflected as discontinued operations on the accompanying condensed consolidated financial statements. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows of the Company for the three months ended March 31, 2007 and 2006.  Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB.

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

(3)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $2.26 per common share. The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see below).  Additionally, the conversion price of the 2006 Debentures may be adjusted downward if we have not executed an out-license transaction for EpiCeram™  by June 30, 2007 and the volume weighted average price of our common stock for the 20 trading days immediately prior to June 30, 2007 (the “20 Day VWAP”) is less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP. Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

Events of default include failure to pay principal or interest in a timely manner that is not cured within three days; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that are part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated;  a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the agreement);

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

Per the guidance of Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and EITF No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF No. 05-2”), the anti-dilution features of the 2006 Debentures did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature of the 2006 Debentures was considered an embedded derivative in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, we bifurcated the derivative from the 2006 Debentures (host contract) and recorded the liability at its fair value of $2,831,858 with a corresponding entry to debt discount. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying condensed consolidated balance sheet. The debt discount is being amortized on a straight-line basis over the three year life of the 2006 Debentures.

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

For the three months ended March 31, 2007, we amortized $385,428 of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs. The Agent Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs. Debt placement costs, which totaled $938,380, are being amortized on a straight-line basis over the three year life of the 2006 Debentures. For the three months ended March 31, 2007, we amortized $78,198 of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB).  Based on the financial milestones for the period ended March 31, 2007, we will have a milestone default upon filing this Report. Management believes that the conversion price will be adjusted downward based on the recent trading price of our common stock. Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days.  Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered.  We recorded this payment as interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006.  The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006.  In addition to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006. Such registration statement was declared effective on May 12, 2006.

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

For the three months ended March 31, 2007 and 2006, we amortized $354,821 and $364,021, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the three months ended March 31, 2007 and 2006, we amortized $71,466 and $73,317, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2007 and 2006, holders converted $59,167 and $200,000 of Convertible Notes into 28,862 and 97,561 shares of common stock, respectively.  Further, during the three months ended March 31, 2007, holders converted $43,333 of accrued interest into 21,138 shares of common stock.

Other

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for services rendered. This obligation was assumed by the Company in the Merger (see Note 4). This debenture bears interest at an annual rate of 6% and converts into shares of Company common stock at $1.00 per share. The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance. The original maturity date of this debenture was June 30, 2006. In June 2006, the maturity date was extended to June 30, 2007. In accordance with EITF 00-27,

“Application of Issue No. 98-5 to Certain Convertible Instruments” we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement. On the date of amendment, the closing price of our common stock was $2.20 per share. Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” we limited the value of the beneficial conversion feature to the face amount of the debenture. We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount is being amortized over the one year life of the debenture. For the three months ended March 31, 2007, we amortized $12,500 of debt discount which is reflected as interest expense on the accompanying condensed consolidated statements of operations.  Subsequent to March 31, 2007, the holder converted the debenture and accrued interest thereon into 57,250 shares of common stock.

Maturities of convertible debt that could require cash are as follows as of March 31, 2007:

Year	Amount
2007	$3,140,833
2008	2,400,000
2009	2,400,000
Thereafter	—
$7,940,833
Less debt discount	(5,023,464)
$2,917,369

(4)           STOCKHOLDERS’ EQUITY

Recapitalization

On May 10, 2005, the Company merged with Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) a privately held specialty pharmaceutical company, whereby the Company acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock (the “Preferred Stock”), warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger. Osmotics, a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, became the Company’s largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition.  For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation.  The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, the Company changed its fiscal yearend from June 30 to December 31 to conform with Ceragenix Corporation’s yearend. For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.  Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska. We subsequently sold this business effective September 30, 2005.

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions. As described above, in connection with the Merger, the Board authorized the issuance of 1,000,000 shares of Preferred Stock to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was payable upon the Company raising at least $5,000,000 in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend was payable in cash while the subsequent dividend is payable in either cash or stock at the option of the Company. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying consolidated balance sheet. This prepaid dividend is being amortized on a straight-line basis over a twelve month period (the period over which it is earned). The First Dividend was paid on May 1, 2006.  For the three months ended March 31, 2007 and 2006, we recorded $60,000 and $60,000, respectively, of preferred stock dividends in the accompanying condensed consolidated statements of operations.

The original issuance of preferred stock by Ceragenix Corporation to Osmotics was consideration for a technology transfer agreement. The technology transfer agreement was a transaction between entities under common control, and accordingly, Ceragenix Corporation recorded the technology at $0 which was Osmotics’ historical carrying value. In connection with the Merger recapitalization, we utilized Ceragenix Corporation’s historical carrying value of the preferred stock. As a result, we recorded a discount on the issuance of the Preferred Stock of $4,000,000.

Common Stock

In March 2007, we entered into an agreement with an investor relations firm to provide certain services over a six month period.  Under the terms of the agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $122,000 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital.  We are amortizing the prepaid expense over the life of the agreement.  For the three months ended March 31, 2007, we amortized $10,167 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital which was amortized over the life of the agreement.  For the three months ended March 31, 2006, we amortized $39,375 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2007 and 2006, we issued 5,400 and 1,093,862 shares of common stock, respectively, in exchange for $5,400 and $2,185,600, respectively, upon the exercise of certain common stock purchase warrants. Under the terms of a certain placement agent agreement, during the three months ended March 31, 2006, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Stock Options

For the three months ended March 31, 2007 and 2006, we recorded compensation expense related to employee stock options of $151,845 and $74,289, respectively. The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The weighted average fair value of stock options at the date of grant issued to employees during the three months ended March 31, 2007 was $1.59 per share.  There were no employee stock option grants during the three months ended March 31, 2006. We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2007:

Volatility	96.7%
Dividend yield	0%
Risk-free interest rate	4.62%
Expected term (years)	6.0

The expected volatility was based on the historical price volatility of our common stock.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options. We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate. The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding. The expected term used by management was calculated per the guidance of SAB 107 “Share-Based Payment” for “plain-vanilla” options.

A summary of stock option activity for the three months ended March 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2006	3,914,750	$1.60
Options granted	65,000	$2.09
Options exercised	—	—
Options canceled	—	—
Outstanding at March 31, 2007	3,979,750	$1.61	7.8 years	$2,714,750
Exercisable at March 31, 2007	3,202,083	$1.59	7.5 years	$2,714,750

The total fair value of stock options that vested during the three months ended March 31, 2007 and 2006 was $0 as there were no options that vested during these periods. The intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $0 as there were no options exercised during these periods. As of March 31, 2007, we had $742,667 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.1 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  We recorded the transaction as deferred compensation with a corresponding entry to additional paid-in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the three months ended March 31, 2007 and 2006, we amortized $6,747 and $5,305, respectively of deferred compensation.

Warrants

In August 2006, we entered into an agreement with an investor relations firm whereby we were obligated to issue warrants as compensation for their services.  Under the terms of the agreement, warrants to purchase 10,000 shares of common stock vested each month the agreement was effective.  The exercise price of the warrants is $2.25 per share. Further, warrants to acquire 25,000 shares of common stock at $2.25 per share were to vest in the event we consummated a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement (the “Financing Trigger Warrants”).  We did not consummate a financing transaction during this period.  However, in February 2007, our Board approved vesting the Financing Trigger Warrants.  During the three months ended March 31, 2007, we recorded $56,556 to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants. In March 2007, we terminated this investor relations agreement effective April 16, 2007.

(5)   DERIVATIVES

We follow the provisions of SFAS No. 133 along with related interpretations EITF No. 00-19 and EITF No. 05-2. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At March 31, 2007, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$1,882,498
Convertible Debt Warrants	1,593,123
Placement and Finder Warrants	294,341
3,769,962
Less classified as current	(1,613,267)
$2,156,695

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  For the three months ended March 31, 2007 and 2006, we recorded gains (losses) of $1,811,541 and $(3,546,397), respectively, related to marking to market the fair values of the derivative liabilities.

 (6)    EARNINGS (LOSS) PER SHARE

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

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Years ended March 31,
	2007	2006

Warrants	5,014,812	3,640,033
Options	3,979,750	3,388,750
Convertible debt	3,672,551	1,513,415
Preferred stock	1,000,000	1,000,000

(7)     COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology. The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion. For the three months ended March 31, 2007 and 2006, no amounts were charged to us for legal expenses by BYU. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology. The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion. During three months ended March 31, 2007 and 2006, we were charged $0 and $1,746, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Osmotics Sub License Agreement

We obtained our rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the barrier repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the barrier repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three months ended March 31, 2007 and 2006, licensing fees have been reduced by $6,250 and $6,250, respectively, for the portion of the minimum royalty borne by Osmotics.  During the first quarter of 2007, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2007.  The Company and Osmotics have agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) until such time that the outstanding balance of $25,000 is fully realized.  As of March 31, 2007, the Company has a receivable balance from Osmotics of $19,072 which is included in prepaids and other on the accompanying condensed consolidated balance sheet.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement. For the three months ended March 31, 2007 and 2006, we charged Osmotics $847 and $873, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.  Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the barrier repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram™ and; $516,000 due if and when the Company chooses to exercise the purchase option.  The two payments of $50,000 were made during the third and fourth quarters of 2006.  We have not made any decision regarding whether or not we will purchase the Triceram® formulation.

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

For the three months ended March 31, 2007 and 2006, we recorded $15,000 and $15,000, net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis or Plan of Operation, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers (collectively “Reports”) contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in these Reports, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to satisfy its outstanding convertible debt obligations, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products (alone or in cooperation with others), the ability of the Company to successfully manufacture its products (through contract manufacturers), market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compound (alone or in cooperation with others) into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K to be filed in 2007. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

Please refer to our 2006 Form 10-KSB, Management’s Discussion and Analysis or Plan of Operation, Item 6 for a discussion of the accounting policies that we believe are critical to our business and results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology). Licensing fees were the same for the three months ended March 31, 2007 and 2006.

Testing and Development

Testing and development expense for the three months ended March 31, 2007 increased by $177,399 or 318% compared to the three months ended March 31, 2006.   The increase in expense between periods is primarily the result of a clinical study comparing EpiCeram™ to a mid-strength topical steroid (Cutivate®). The majority of the study activity took place during the three months ended March 31, 2007. The study results, which were reported in April 2007, demonstrated that use of EpiCeram™ resulted in substantial reduction in the symptoms associated with atopic dermatitis and that there was no statistically significant difference in efficacy between EpiCeram™ and Cutivate® after 28 days of treatment as measured by the study’s primary and secondary endpoints.  We believe that these study results will be sufficient to allow us to out-license EpiCeram® under favorable terms and conditions to a company with experience in marketing prescription dermatological products (our stated commercialization strategy). Additionally, in April 2007, we commenced a 50 to 100 person clinical trial to compare EpiCeram™ against Elidel®, the leading immunosuppressant therapy for treating eczema.  We expect to complete the study and announce study results during the fourth quarter of 2007.  Further, we expect to continue with certain preclinical development activities related to our Ceragenin™ technology.  Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $337,848 or 55% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in general and administrative expenses was primarily due to increased payroll and related costs, investor relations, and non cash stock compensation expense. Payroll and related costs increased primarily due to increases in compensation for certain individuals.  Investor relations increased primarily due to compensation expense recorded on warrants that vested during 2007 that were issued for investor relations services (no warrants vested during the comparable period in 2006) as well as increased investor relations activities. Non cash stock compensation expense primarily increased as a result of the Company’s annual stock option grant in June 2006.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended March 31, 2007 increased by $515,247 compared to the three months ended March 31, 2006.

Other Income (Expense)

For the three months ended March 31, 2007, the Company recorded $764,619 of other income compared to $4,116,965 of other expense for the three months ended March 31, 2006.  This was primarily the result of the Company recording a gain on value of derivative liabilities during 2007 compared to a loss during 2006 resulting from marking to market the fair value of our derivative liabilities.

Net Loss

As a result of the factors described above, the net loss decreased by $4,366,337 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Preferred Stock Dividends

Preferred stock dividends were the same for the three months ended March 31, 2007 and 2006.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders decreased by $4,366,337 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

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

Operating Activities

As of March 31, 2007, we had $3,661,607 of cash and cash equivalents. During the three months ended March 31, 2007 $1,322,475 of cash was used in operating activities which primarily consists of cash operating expenses.

Investing Activities

For the three months ended March 31, 2007, we used $2,356 of cash in investing activities resulting from certain capital expenditures.  We have no commitments for any capital expenditures nor do we expect any material capital purchases during 2007.

Financing Activities

During the three months ended March 31, 2007, we used $11,507 of cash in financing activities. This was the net result of payments made under an insurance financing note partially offset by proceeds received from the exercise of warrants.

We have two series of convertible debt instruments which may affect our future liquidity.  A description of both is as follows:

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). In addition, investors received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share. We also issued to a placement agent and finder warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share. As of March 31, 2007, an aggregate of $2,890,833 was outstanding in Convertible Notes.  The Convertible Notes mature on November 28, 2007.

The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. Accordingly, we currently have an annual interest obligation of $289,083. Provided that we are not in default, we may pay up to one half of our interest obligation in registered free-trading shares of our common stock with an attributed value per share equal to 85% of the volume weighted average price of our common stock as reported by Bloomberg L.P. for the five consecutive trading days ending on the trading day preceding the date interest is due to be paid. We have made no determination as to how much, if any, of the interest obligation we will pay in common stock.  During the three months ended March 31, 2007, a holder converted $43,333 in accrued interest into 21,138 shares of common stock.

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

The notes are repayable, principal and outstanding accrued interest, on November 28, 2007. The notes contain a clause whereby we can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB).  Based on the financial milestones for the period ended March 31, 2007, we will have a milestone default upon filing this Report. Management believes that the conversion price will be adjusted downward based on the recent trading price of our common stock. Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Convertible Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006 Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly with the first quarterly payment due January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $2.26 per common share. The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes.  Additionally, the conversion price of the 2006 Debentures may be adjusted downward if we have not executed an out-license transaction for EpiCeram™  by June 30, 2007 and the volume weighted average price of our common stock for the 20 trading days immediately prior to June 30, 2007 (the “20 Day VWAP”) is less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

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

Outlook

As of March 31, 2007, we had cash and cash equivalents of $3,661,607.  Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and all planned development activities through at least December 31, 2007.  This assumes that the Convertible Notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the Convertible Notes will be converted into shares of common stock.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date if the Convertible Notes are not converted.  As a result of this uncertainty, our auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful. If we are unsuccessful in satisfying our obligation under the Convertible Notes through either conversion, repayment or extension, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.  The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram™ and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

We have decided to out-license EpiCeram™ to a third party with expertise in the marketing of dermatological prescription products. We are currently in dialogue with several parties regarding a potential licensing transaction. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards funding our corporate activities, underwriting our ongoing development activities and/or could be used to satisfy our obligation under the Convertible Notes. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. Any amounts paid to us under such an agreement will likely not be sufficient to fully underwrite our long-term ongoing development activities and we may require significant additional funding.  Under the terms of the 2006 Debentures, failure to consummate a qualified out-license transaction for EpiCeram™ (as defined in the agreement) by June 30, 2007 could result in a reduction in the conversion price of those debentures.

Our ability to consummate an out-license transaction for EpiCeram™ will be dependent upon the efficacy of the product.  We recently completed a 113 person clinical trial to compare the efficacy of EpiCeram™ against a mid strength topical steroid (Cutivate®) for treating eczema. The study results, which were reported in April 2007, demonstrated that use of EpiCeram™ resulted in substantial reduction in the symptoms associated with atopic dermatitis and that there was no statistically significant difference in efficacy between EpiCeram™ and Cutivate® after 28 days of treatment as measured by the study’s primary and secondary endpoints.  We believe that the study results will be sufficient to allow us to out-license EpiCeram® under favorable terms and conditions

If we fail to consummate an out-license agreement, we will have to field a contract sales force to directly market the product. Directly marketing EpiCeram™ will require resources to hire contract sales personnel, manufacture product samples, produce and distribute marketing materials, conduct additional clinical trials to support marketing efforts, engage in various promotional activities and hire and retain additional management and support personnel. Management estimates that it will require approximately $7 million to $10 million over the first 12 months to commercialize EpiCeram™ through a contract sales force. Accordingly, we could not commercialize EpiCeram™ on our own without raising additional capital.

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

Our plans assume we will receive additional financial resources before the end of 2007. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. Even if we were successful in raising additional capital, it could be on terms that results in substantial dilution to our shareholders. If adequate additional funds are not available when required, it could have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at March 31, 2007, which require future cash flows:

	Less Than			Over
Contractual Obligations	1 Year	1-3 years	3-5 years	5 years	Total

Convertible debt	$3,740,843	$4,200,000	$—	$—	$7,940,843
License Agreements	290,000	780,000	880,000	4,322,500	6,272,500
Shared Services Agreement	45,000	—	—	—	45,000
Preferred Stock Dividends	—	240,000	—	—	240,000
Purchase Commitments	475,296	—	—	—	475,296
	$4,551,139	$5,220,000	$880,000	$4,322,500	$14,973,639

ITEM 3.                    CONTROLS AND PROCEDURES

As of March 31, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date: May 8, 2007	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date: May 8, 2007	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer