Form 10QSB
period 2007-06-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2007-08-13
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, the Registrant had 16,393,724 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,621,552
Prepaid expenses and other	264,372
Total current assets	2,885,924

Property and equipment, net	20,697
Debt placement costs, net	859,806
Total assets	$3,766,427

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$464,504
Convertible Notes, net of discount of $527,081	2,293,091
Derivative liability	1,441,531
Current portion of 2006 Debentures, net of discount of $1,049,032	350,968
Total current liabilities	4,550,094

Derivative liability	2,071,206
2006 Debentures, less current portion, net of discount of $2,697,509	902,490
Total liabilities	7,523,790

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,393,724 shares issued and outstanding	1,639
Additional paid-in capital	16,994,820
Deferred compensation	(35,553)
Deficit accumulated during the development stage	(20,718,269)
Total stockholders’ deficit	(3,757,363)

Total liabilities and stockholders’ deficit	$3,766,427

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH JUNE 30, 2007
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From Inception (February 20,
	2007	2006	2007	2006	2002)

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	41,250	41,250	82,500	82,500	889,454

Testing and development	205,976	103,009	439,124	158,758	1,195,225

General and administrative	897,607	661,944	1,844,867	1,271,356	7,393,823

Extension of Osmotics Warrant	—	—	—	—	666,011
	1,144,833	806,203	2,366,491	1,512,614	10,144,513

Loss from operations	(1,144,833)	(806,203)	(2,366,491)	(1,512,614)	(10,144,513)

OTHER INCOME (EXPENSE):
Interest, net	(1,989,253)	(480,227)	(3,036,175)	(1,050,795)	(7,931,267)
Gain (loss) on value of derivative liability	1,194,350	2,944,986	3,005,891	(601,411)	5,054,600
	(794,903)	2,464,759	(30,284)	(1,652,206)	(2,876,667)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS:	(1,939,736)	1,658,556	(2,396,775)	(3,164,820)	(13,021,180)
Discontinued operations, net of tax of $0	—	—	—	—	(7,697,089)

NET INCOME (LOSS)	(1,939,736)	1,658,556	(2,396,775)	(3,164,820)	(20,718,269)

PREFERRED STOCK DIVIDENDS	(60,000)	(60,000)	(120,000)	(120,000)	(585,161)

INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,999,736)	$1,598,556	$(2,516,775)	$(3,284,820)	$(21,303,430)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	16,342,472	16,137,808	16,263,370	15,013,446
Diluted	16,342,472	19,983,945	16,263,370	15,013,446

INCOME (LOSS) PER SHARE:
Basic	$(.12)	$0.10	$(.15)	$(0.22)
Diluted	$(.12)	$0.08	$(.15)	$(0.22)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007AND 2006
AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)
THROUGH JUNE 30, 2007

(unaudited)

	2007	2006	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,396,775)	$(3,164,820)	$(20,718,269)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)Loss on value of derivative liability	(3,005,891)	601,411	(5,054,600)
Impairment loss on goodwill	—	—	7,732,968
Amortization of debt discount	1,479,205	720,761	5,017,072
Amortization of debt placement costs	296,355	142,964	1,072,854
Stock compensation expense	479,894	260,437	1,689,007
Non cash charge for adjustment to exercise price of convertible securities	687,610	—	687,610
Fair value of warrants issued for amending debt agreement	275,600	—	275,600
Noncash licensed technology costs.	—	—	214,882
Extension of Osmotics Warrant	—	—	666,011
Loss on disposal of assets held for sale	—	—	28,493
Depreciation expense	4,765	1,431	11,476
Imputed interest expense	—	9,120	174,666
Payment of licensed technology obligation	—	(269,548)	(269,548)
Increase in prepaid expenses and other	(150,132)	(58,255)	(53,536)

(Decrease) Increase in accounts payable and accrued liabilities	(123,146)	(56,204)	357,253

Net cash used in operating activities of continuing operations	(2,452,515)	(1,812,703)	(8,168,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	—	(72,760)
Purchase of property and equipment	(3,043)	(23,928)	(32,173)
Net cash provided by (used in) investing activities of continuing operations	(3,043)	(23,928)	1,043,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	—	925,000
Payments under Promissory Note - Osmotics	—	(241,170)	(1,200,000)
Net proceeds from sale of convertible debt	—	—	7,172,017
Net proceeds from the exercise of warrants	16,883	2,206,350	2,243,588
Payment of preferred stock dividend	—	(545,161)	(545,161)
Borrowings under insurance financing agreement	88,974	56,358	211,711
Payments under insurance financing agreement	(26,692)	(25,173)	(138,785)
Advances from Osmotics	—	—	2,586,369
Advances to Osmotics	—	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by financing activities of continuing operations	79,165	1,451,204	9,899,286

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007AND 2006
AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)
THROUGH JUNE 30, 2007

(unaudited)
(Cont’d)

	2007	2006	Cumulative From Inception (February 20, 2002)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)

Net increase (decrease) in cash	(2,376,393)	(385,427)	2,621,552

Cash and cash equivalents at the beginning of period	4,997,945	2,459,341	—

Cash and cash equivalents at the end of period	$2,621,552	$2,073,914	$2,621,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2007	2006

Cash paid during period for:
Interest	$223,723	$219,165
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2007	2006

Conversion of debt to common stock	$179,828	$250,000
Debt discount converted to additional paid-in capital	$42,412	$209,200
Debt placement costs converted to additional paid-in capital	$13,112	$42,135
Derivative liability converted to additional paid-in capital	$64,800	$505,765
Conversion of accrued interest to common stock	$75,919	$—
Common stock issued for service agreement	$122,000	$—
Accrual of prepaid dividend	$—	$240,000
Accrual of preferred stock dividends	$120,000	$120,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2007
(unaudited)

							Deficit
							Accumulated
							During the
	Preferred Stock		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, January 1, 2007	1,000,000	$—	16,169,591	$1,617	$16,298,407	$(31,751)	$(18,321,494)	$(2,053,221)

Conversion of convertible debt to common stock	—	—	115,664	11	189,093	—	—	189,104

Conversion of accrued interest to common stock	—	—	41,586	4	75,915	—	—	75,919

Exercise of warrants	—	—	16,883	2	16,881	—	—	16,883

Common stock issued for service agreement	—	—	50,000	5	121,995	—	—	122,000

Stock option compensation expense	—	—	—	—	330,544	—	—	330,544

Stock options issued for services	—	—	—	—	17,295	(17,295)	—	—

Amortization of deferred compensation	—	—	—	—	—	13,493	—	13,493

Warrants issued for services	—	—	—	—	64,690	—	—	64,690

Net loss	—	—	—	—	—	—	(2,396,775)	(2,396,775)

Preferred stock dividends	—	—	—	—	(120,000)	—	—	(120,000)

BALANCES, June 30, 2007	1,000,000	$—	16,393,724	$1,639	$16,994,820	$(35,553)	$(20,718,269)	$(3,757,363)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2007

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging biopharmaceutical company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: barrier repair (“Barrier Repair”) and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”). We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including atopic dermatitis (eczema), irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics Corporation (“Osmotics”) (our former parent company), proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product,

EpiCeram® (see discussion above).  We expect marketing of EpiCeram® to begin sometime during the first half of 2008.

As of June 30, 2007, we had cash and cash equivalents of $2,621,552. Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least December 31, 2007.  This assumes that $2,820,172 in convertible notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the convertible notes will be converted into shares of common stock.  Alternatively, we may ask the holders to extend the maturity date of the notes.  There is no assurance that the holders will be willing to extend the maturity date of the notes. It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern. If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  If we are unable to raise sufficient additional capital to repay the notes, and the holders are unwilling to either convert the notes or extend their term, we will default under the terms of the notes.  A default under the terms of the notes would also constitute a default under our other convertible debt obligations described below in Note 3.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the Securities and Exchange Commission (“SEC”) of Rule 415.  Recently, the SEC provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 10,700,000 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register for resale by the purchasers at any one time.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.   This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  We do not know when Osmotics will complete its planned exchange offer.

The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram® and the development efforts we engage in for the Ceragenins™.   Our plans for 2007 include out-licensing EpiCeram® to a third party with expertise in the marketing of dermatological prescription products. We have been in continuing discussions with several parties regarding a potential licensing transaction. However, as of the date of this Report, we have not been successful in consummating an out-license transaction for EpiCeram®.  If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards funding our corporate activities, underwriting our ongoing development activities and/or could be used to satisfy our obligation under the convertible notes. However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. As an alternative to a licensing arrangement, we are also exploring commercializing EpiCeram® on our own utilizing a contract sales organization.  If we chose this path, we will need additional capital to fund the commercialization activities along with satisfying our obligations under the convertible notes.  As discussed above, there is no assurance that we will be successful in raising additional capital.  Please see the “Outlook” section of Management’s Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-QSB.  If we are unsuccessful in satisfying our obligation under the convertible notes through either conversion, repayment or extension and/or we are unsuccessful in raising additional capital, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at June 30, 2007 and the results of operations and cash flows of the Company for the six months ended June 30, 2007 and 2006.  Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Recent Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  There was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions.  Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was there any interest expense recognized during the period.

(3)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $1.92 per common share, as adjusted (see discussion below). The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see below).  Additionally, the conversion price of the 2006 Debentures may be adjusted downward if we have not executed an out-license transaction for EpiCeram®  by August 15, 2007 (see discussion below) and the volume weighted average price of our common stock for the 20 trading days immediately prior to August 15, 2007 (the “20 Day VWAP”) is less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP.  We do not expect to have an out-license agreement executed by August 15, 2007 and based on the recent trading price of our common stock, we expect that the conversion price of the 2006 Debentures to be adjusted downward. Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

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

In addition, purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed below, the exercise price and number of shares underlying the warrants has been adjusted. As a result of this adjustment, the exercise price of the 2006 Debenture warrants has been reduced to $1.92 per share and the number of common shares underlying the warrants was increased to 1,434,606.

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

For the three and six months ended June 30, 2007, we amortized $385,428 and $770,856 of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs. The Agent Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs. Debt placement costs, which totaled $938,380, are being amortized on a straight-line basis over the three year life of the 2006 Debentures. For the three and six months ended June 30, 2007, we amortized $78,198 and $156,396 of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

The 2006 Debentures originally required us to execute an out-license transaction for EpiCeram® by June 30, 2007.  On June 29, 2007, the investors agreed to extend the date to August 15, 2007.  As consideration for this amendment, we issued to the investors five year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share.  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We recorded a derivative liability at its fair value of $275,600 with a corresponding charge to interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007.  We valued these warrants using the Black-Scholes option pricing model.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The conversion price was subsequently adjusted to $1.92 per share (see discussion below).  The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $3.84 (as adjusted) for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly

Reports on Form 10-QSB).  Based on the financial milestones for the period ended June 30, 2007, we will have a milestone default upon filing this Report.  Management believes that the conversion price will be adjusted downward based on the recent trading price of our common stock. Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Form 10-QSB for the period ended March 31, 2007, we had a milestone default and the Five Day VWAP was $1.92 per share.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures and the 2006 Debenture Warrants to $1.92 per share.  We recorded the fair value of the reductions in purchase price of $687,610 to interest expense with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

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

For the three and six months ended June 30, 2007 we amortized $336,861 and $691,682, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2006, such amortization was $354,657 and $718,678, respectively.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the three and six months ended June 30, 2007, we amortized $68,493 and $139,959, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2006, such amortization was $69,647 and $142,964, respectively.

During the six months ended June 30, 2007 and 2006, holders converted $129,828 and $250,000 of Convertible Notes into 65,665 and 121,951 shares of common stock, respectively.  Further, during the six months ended June 30, 2007, holders converted $68,669 of accrued interest into 34,336 shares of common stock.

Other

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for services rendered. This obligation was assumed by the Company in the Merger (see Note 4). This debenture bore interest at an annual rate of 6% and converted into shares of Company common stock at $1.00 per share. The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance. The original maturity date of this debenture was June 30, 2006. In June 2006, the maturity date was extended to June 30, 2007. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement. On the date of amendment, the closing price of our common stock was $2.20 per share. Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, we limited the value of the beneficial conversion feature to the face amount of the debenture. We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount was being amortized over the one year life of the debenture. On May 1, 2007, the holder converted the debenture and $7,250 of accrued interest into 57,250 shares of our common stock.  For the three and six months ended June 30, 2007, we amortized $16,667 of debt discount which is reflected as interest expense on the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2006, such amortization was $2,083.

Maturities of convertible debt that could require cash are as follows as of June 30, 2007:

Year	Amount
2007	$3,020,172
2008	2,400,000
2009	2,400,000
Thereafter	—
$7,820,172
Less debt discount	(4,273,623)
$3,546,549

(4)           STOCKHOLDERS’ EQUITY

Recapitalization

On May 10, 2005, the Company merged with Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) a privately held specialty pharmaceutical company, whereby the Company acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock (the “Preferred Stock”), warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger. Osmotics, a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, became the Company’s largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition.  For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation.  The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, the Company changed its fiscal yearend from June 30 to December 31 to conform to Ceragenix Corporation’s yearend. For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.  Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska. We subsequently sold this business effective September 30, 2005.

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions. As described above, in connection with the Merger, the Board authorized the issuance of 1,000,000 shares of Preferred Stock to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was payable upon the Company raising at least $5,000,000 in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend was payable in cash while the subsequent dividend is payable in either cash or stock at the option of the Company. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying consolidated balance sheet. This prepaid dividend was amortized on a straight-line basis over a twelve month period (the period over which it is earned). The First Dividend was paid on May 1, 2006.  For the three and six months ended June 30, 2007, we recorded $60,000 and $120,000, respectively, of preferred stock dividends in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2006, we recorded $60,000 and $120,000, respectively, of preferred stock dividends.

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

Common Stock

In March 2007, we entered into an agreement with an investor relations firm to provide certain services over a six month period.  Under the terms of the agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $122,000 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital.  We are amortizing the prepaid expense over the life of the agreement.  For the three and six months ended June 30, 2007, we amortized $61,000 and $71,167, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital which was amortized over the life of the agreement.  For the three and six months ended June 30, 2006, we amortized $39,375 and $78,750, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2007 and 2006, we issued 16,883 and 1,106,862 shares of common stock, respectively, in exchange for $16,883 and $2,211,600, respectively, upon the exercise of certain common stock purchase warrants. Under the terms of a certain placement agent agreement, during the six months ended June 30, 2006, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Stock Options

For the three and six months ended June 30, 2007, we recorded compensation expense related to employee stock options of $178,699 and $330,544, respectively. For the three and six months ended June 30, 2006, we recorded compensation expense related to employee stock options of $74,288 and $148,577, respectively The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The weighted average fair value of stock options at the date of grant issued to employees during the six months ended June 30, 2007 and 2006 was $1.01 and $1.72 per share, respectively.  We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2007 and 2006:

Six Months Ended June 30, 2007
Volatility	50% - 9	6%
Dividend yield	0%
Risk-free interest rate	4.6% - 4.	9%
Expected life (years)	6.0

Six Months Ended June 30, 2006
Volatility	99%
Dividend yield	0%
Risk-free interest rate	5.1%
Expected life (years)	5.0

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

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2006	3,914,750	$1.60
Options granted	891,000	$1.85
Options exercised	—	—
Options canceled	—	—
Outstanding at June 30, 2007	4,805,750	$1.65	7.9 years	$2,090,358
Exercisable at June 30, 2007	3,465,750	$1.47	7.6 years	$2,090,358

The total fair value of stock options that vested during the three and six months ended June 30, 2007 was $598,981. The total fair value of stock options that vested during the three and six months ended June 30, 2006 was $313,968. The intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 and 2006 was $0 as there were no options exercised during these periods. As of June 30, 2007, we had $1,743,991 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.5 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  We recorded the transaction as deferred compensation with a corresponding entry to additional paid-in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the three and six months ended June 30, 2007, we amortized $6,747 and $13,493, respectively of deferred compensation.  For the three and six months ended June 30, 2006, we amortized $5,305 and $10,610, respectively.

Warrants

In August 2006, we entered into an agreement with an investor relations firm whereby we were obligated to issue warrants as compensation for their services.  Under the terms of the agreement, warrants to purchase 10,000 shares of common stock vested each month the agreement was effective.  The exercise price of the warrants is $2.25 per share. Further, warrants to acquire 25,000 shares of common stock at $2.25 per share were to vest in the event we consummated a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement (the “Financing Trigger Warrants”).  We did not consummate a financing transaction during this period.  However, in February 2007, our Board approved vesting the Financing Trigger Warrants.  During the three and six months ended June 30, 2007, we recorded $8,134 and $64,690, respectively, to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants. We terminated this investor relations agreement effective April 16, 2007.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At June 30, 2007, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$1,568,680
Convertible Debt Warrants	1,727,914
Placement and Finder Warrants	216,143
3,512,737
Less classified as current	(1,441,531)
$2,071,206

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  For the three and six months ended June 30, 2007, we recorded gains of $1,194,350 and $3,005,891, respectively, related to marking to market the fair values of the derivative liabilities.  For the three and six months ended June 30, 2006, we recorded gains (losses) of $2,944,986 and $(601,411), respectively.

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

The following table sets forth the computation of basic and fully diluted shares for the three months ended June 30, 2006:

Shares used in basic per share calculation	16,137,808
Effects of dilutive securities:
Stock options	2,003,427
Warrants	792,710
Preferred stock	1,000,000
Convertible debenture	50,000
Shares used in dilutive per share calculation	19,983,945

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options	4,805,750	574,000	4,805,750	3,914,750
Warrants	5,653,412	1,104,250	5,653,412	3,627,033
Convertible debt	4,073,007	1,439,024	4,073,007	1,489,024
Preferred stock	1,000,000	—	1,000,000	1,000,000

(7)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology. The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion. For the three and six months ended June 30, 2007 we were charged $5,337 for legal fees associated with the BYU License which are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2006, we were charged $0 under the BYU License for legal fees. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology. The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion. During three and six months ended June 30, 2007, we were charged $5,477 and $7,170, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  During the three and six months ended June 30, 2006, we were charged $8,572 and $10,318, respectively, for legal fees under the UC Agreement.

Osmotics Sub License Agreement

We obtained our rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the barrier repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the barrier repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three months ended June 30, 2007 and 2006, licensing fees have been reduced by $6,250 for the portion of the minimum royalty borne by Osmotics.  For the six months ended June 30, 2007 and 2006, licensing fees have been reduced by $12,500 for the Osmotics’ portion of licensing fees.  During the first quarter of 2007, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2007.  The Company and Osmotics have agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) until such time that the outstanding balance of $25,000 is fully realized.  As of June 30, 2007, the Company has a receivable balance from Osmotics of $5,997 which is included in prepaids and other on the accompanying condensed consolidated balance sheet.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement. For the three and six months ended June 30, 2007, we charged Osmotics $2,739 and $3,585 respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2006, we charged Osmotics $4,286 and $5,159, respectively, for legal expenses under the UC Agreement. Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the barrier repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram™ and; $516,000 due if and when the Company chooses to exercise the purchase option.  The two payments of $50,000 were made during the third and fourth quarters of 2006.  We have not made any decision regarding whether or not we will purchase the Triceram® formulation.

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

For the three and six months ended June 30, 2007, we recorded $14,706 and $29,706, net, respectively, under the Shared Services Agreement.  For the three and six months ended June 30, 2006, we recorded $15,000 and $30,000, net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in these Reports will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to consummate an out-license agreement for EpiCeram®, the ability of the Company to satisfy its outstanding convertible debt obligations, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in these Reports. In particular, these Reports set forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in these Reports may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in these Reports and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB to be filed in 2007. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology). Licensing fees for the three months ended June 30, 2007 were equal to the licensing fees for the three months ended June 30, 2006.

Testing and Development

Testing and development expense for the three months ended June 30, 2007 increased by $102,967 or 100% compared to the three months ended June 30, 2006.   The increase in expense between periods is primarily the result of development costs associated with preparing EpiCeram® for commercial production. We expect to continue to incur similar type costs during the three months ended September 30, 2007.  Additionally, in April 2007, we commenced a 50 to 100 person clinical trial to compare EpiCeram® against Elidel®, the leading immunosuppressant therapy for treating eczema.  We expect to complete patient enrollment and study visits during the fourth quarter of 2007.  Further, we expect to continue with certain preclinical development activities related to our Ceragenin™ technology.  Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $235,663 or 36% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, investor relations expense and director fees. Payroll and related costs increased primarily due to increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods. Investor relations expense increased as a result of the vesting of certain warrants during 2007.  Director fees increased as a result of an increase in annual director compensation for 2007.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended June 30, 2007 increased by $338,630 compared to the three months ended June 30, 2006.

Other Income (Expense)

For the three months ended June 30, 2007, we reported other expense of $794,903 compared to other income of $2,464,759 for the three months ended June 30, 2006. The expense in 2007 was the net result of interest expense partially offset by a gain on value of derivative liability resulting from marking to market the fair value of our derivative liability. Included in 2007 interest expense are charges for adjusting the conversion/exercise price of certain convertible debt and warrants (See Note 3) as well as a charge for issuing warrants as compensation for amending a debt agreement (See Note 3).  The other income for 2006 was the net result of a gain on value of derivative liability partially offset by interest expense.

Net Income (Loss)

As a result of the factors described above, we recorded a net loss of $1,939,736 for the three months ended June 30, 2007 compared to net income of $1,658,556 for the three months ended June 30, 2006.

Preferred Stock Dividends

Series A Preferred Stock dividends were the same for both three month periods.

Income (Loss) Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss to common shareholders of $1,999,736 for the three months ended June 30, 2007 compared to income of $1,598,556 for the three months ended June 30, 2006.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Licensing Fees

Licensing fees for the six months ended June 30, 2007 were equal to the licensing fees for the three months ended June 30, 2006.

Testing and Development

Testing and development expense for the six months ended June 30, 2007 increased by $280,366 or 177% compared to the six months ended June 30, 2006. The increase in expense between periods is primarily the result of a clinical study conducted during 2007 comparing EpiCeram® to Cutivate® (a mid strength steroid) as well as development costs associated with preparing EpiCeram® for commercial production.

General and Administrative

General and administrative expenses increased by $573,511 or 45% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, investor relations expense, director fees and insurance costs. Payroll and related costs increased primarily due to increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods. Investor relations expense increased as a result of the vesting of certain warrants during 2007.  Director fees increased as a result of an increase in annual director compensation for 2007.  Insurance expense increased as a result of adding general and product liability coverage in the second half of 2006.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended June 30, 2007 increased by $853,877 compared to the six months ended June 30, 2006.

Other Expense

For the six months ended June 30, 2007, other expense decreased by $1,621,922 or 98% compared to the six months ended June 30, 2006. The decrease in other expense is primarily the result of an increase in the gain on value of derivative liability resulting from marking to market the fair value of our derivative liability between periods.

Net Loss

As a result of the factors described above, the net loss for the six months ended June 30, 2007 decreased by $768,045 compared to the six months ended June 30, 2006.

Preferred Stock Dividends

Series A Preferred Stock dividends were the same for both six month periods

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss to common shareholders of $2,516,775 for the six months ended June 30, 2007 compared to a loss of $3,284,820 for the six months ended June 30, 2006.

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

Operating Activities

As of June 30, 2007, we had $2,621,552 of cash and cash equivalents. During the six months ended June 30, 2007, $2,452,515 of cash was used in operating activities which primarily consists of cash operating expenses.

Investing Activities

During the six months ended June 30, 2007, we used $3,043 in investing activities representing certain capital expenditures. As of June 30 2007, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended June 30, 2007, $79,165 of cash was provided by financing activities which was the net result of proceeds received under an insurance financing agreement combined with proceeds received from the exercise of common stock purchase warrants partially offset by payments made under the insurance financing agreement.

We have two series of convertible debt instruments which may affect our future liquidity.  A description of both is as follows:

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $1.92 per share (as adjusted) (the “Convertible Notes”). As of June 30, 2007, an aggregate of $2,820,172 was outstanding in Convertible Notes.  The Convertible Notes mature on November 28, 2007.  The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. Accordingly, we currently have an annual interest obligation of $282,017. Provided that we are not in default, we may pay up to one half of our interest obligation in registered free-trading shares of our common stock with an attributed value per share equal to 85% of the volume weighted average price of our common stock as reported by Bloomberg L.P. for the five consecutive trading days ending on the trading day preceding the date interest is due to be paid. We have made no determination as to how much, if any, of the interest obligation we will pay in common stock.  During the six months ended June 30, 2007, holders converted $68,669 in accrued interest into 34,336 shares of common stock.

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

The notes are repayable, principal and outstanding accrued interest, on November 28, 2007. The notes contain a clause whereby we can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $4.10 for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB).  Based on the financial milestones for the period ended June 30, 2007, we will have a milestone default upon filing this Report.  Management believes that the conversion price will be adjusted downward based on the recent trading price of our common stock. In May 2007, the conversion price of the Convertible Notes was adjusted from $2.05 per share to $1.92 per share as a result of a milestone default.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Convertible Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006 Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly with the first quarterly payment due January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $1.92 per common share (as adjusted). The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes.  Additionally, the conversion price of the 2006 Debentures may be adjusted downward if we have not executed an out-license transaction for EpiCeram®  by August 15, 2007 and the volume weighted average price of our common stock for the 20 trading days immediately prior to August 15, 2007 (the “20 Day VWAP”) is less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP.  We do not expect to have an out-license agreement executed by August 15, 2007 and based on the recent trading price of our common stock, we expect that the conversion price of the 2006 Debentures to be adjusted downward. The conversion price of the 2006 Debentures was previously adjusted from $2.26 per share to $1.92 per share as a result of the adjustment to the conversion price of the Convertible Notes.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

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

Outlook

As of June 30, 2007, we had cash and cash equivalents of $2,621,552.  Management believes that existing cash on hand will be sufficient to fund our planned corporate activities, all current contractual obligations and all planned development activities through at least December 31, 2007.  This assumes that the Convertible Notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the Convertible Notes will be converted into shares of common stock.  Alternatively, we may ask the holders to extend the maturity date of the notes.  There is no assurance that the holders will be willing to extend the maturity date of the notes. It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date if the Convertible Notes are not converted or extended.  As a result of this uncertainty, our auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  If we are unable to raise sufficient additional capital to repay the Convertible Notes, and the holders are unwilling to either convert the notes or extend their term, we will default under the terms of the Convertible Notes.  A default under the Convertible Notes would also constitute a default under the 2006 Debentures.  Accordingly, a default under the terms of the Convertible Notes will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the SEC of Rule 415.  Recently, the SEC provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 10,700,000 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register for resale by the purchasers at any one time.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.   This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  We do not know when Osmotics will complete its planned exchange offer. The amount of capital we will require depends greatly on our ability to consummate an out-licensing transaction for EpiCeram® and the development efforts we engage in for the Ceragenins™. A further discussion of both follows below.

We have decided to out-license EpiCeram® to a third party with expertise in the marketing of dermatological prescription products. We have been in continuing discussions with several parties regarding a potential licensing transaction. However, as of the date of this Report, we have not been successful in consummating an out-license transaction for EpiCeram®. If we are successful in consummating a licensing agreement, it should result in an upfront payment to us, an income stream from a supply agreement, and the possibility of future milestone payments. Such cash flow would be applied towards funding our corporate activities, underwriting our ongoing development activities and/or could be used to satisfy our obligation under the Convertible Notes. We previously expected an out-licensing transaction to be completed in time for a fourth quarter commercial 2007 launch of EpiCeram®.  We now expect the launch to take place during the first half of 2008.  However, there is no assurance that we will be successful in consummating a licensing agreement with a third party. Any amounts paid to us under such an agreement will likely not be sufficient to fully underwrite our long-term ongoing development activities and we may require significant additional funding.

We are also exploring commercializing EpiCeram® on our own in lieu of licensing the product to a third party. Directly marketing EpiCeram® will require resources to hire contract sales personnel, manufacture product samples, produce and distribute marketing materials, conduct additional clinical trials to support marketing efforts, engage in various promotional activities and hire and retain additional management and support personnel. Management estimates that it will require approximately $7 million to $10 million over the first 12 months to commercialize EpiCeram® through a contract sales force. Accordingly, we could not commercialize EpiCeram® on our own without raising additional capital.  There is no assurance that we could raise the necessary capital to directly market EpiCeram®.

We are also pursuing development of our Ceragenin™ technology. While we currently plan on out-licensing most applications of the technology, management believes that it will be necessary to engage in further preclinical development and clinical testing activities in order to generate sufficient data to license the technology. Our ability to conduct testing and development activities is greatly dependent upon our financial resources.  Based on our current cash on hand, we currently plan on spending between $150,000 and $200,000 on Ceragenin™ development during 2007.  However, that amount could change if we receive additional capital from either an out-license transaction for EpiCeram® or an additional financing.

Our plans assume we will receive additional financial resources before the end of 2007. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. Even if we were successful in raising additional capital, it could be on terms that results in substantial dilution to our shareholders. If adequate additional funds are not available when required, it would have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at June 30, 2007, which require future cash flows:

	Less Than			Over
Contractual Obligations	1 Year	1-3 years	3-5 years	5 years	Total

Convertible debt	$4,220,172	$3,600,000	$—	$—	$7,820,172
License Agreements	290,000	780,000	880,000	4,300,000	6,250,000
Shared Services Agreement	30,000	—	—	—	30,000
Preferred Stock Dividends	240,000	—	—	—	240,000
Purchase Commitments	396,071	—	—	—	396,071
	$5,176,243	$4,380,000	$880,000	$4,300,000	$14,736,243

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	August 13, 2007	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	August 13, 2007	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer