Form 10QSB
period 2007-09-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2007-11-19
CIK 1180743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 16, 2007, the Registrant had 16,393,724 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)Yes ☐   No ☒

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,645,868
Prepaid expenses and other	928,227
Total current assets	2,574,095

Property and equipment, net	18,210
Debt placement costs, net	715,857
Total assets	$3,308,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$519,247
Convertible Notes, net of discount of $210,832	2,609,340
Derivative liability	961,107
Current portion of 2006 Debentures, net of discount of $1,344,445	655,555
Total current liabilities	4,745,249

Derivative liability	2,270,273
2006 Debentures, less current portion, net of discount of $2,016,668	983,332
Total liabilities	7,998,854

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred stock, no par value, 1,000,000 shares issued andoutstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—
Series B Preferred stock, no par value, 375,000 shares authorized; 375,000 shares issued and outstanding; $843,750 liquidation preference	843,750
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,393,724 shares issued and outstanding	1,639
Additional paid-in capital	17,158,399
Deferred compensation	(28,806)
Deficit accumulated during the development stage	(22,665,674)
Total stockholders’ deficit	(4,690,692)

Total liabilities and stockholders’ deficit	$3,308,162

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2007

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception (February 20,
	2007	2006	2007	2006	2002)
REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
Licensing fees	41,250	91,250	123,750	173,750	930,704

Testing and development	143,189	63,352	582,313	222,110	1,338,414

General and administrative	1,036,111	681,074	2,880,978	1,952,430	8,429,934

Extension of Osmotics Warrant	—	666,011	—	666,011	666,011
	1,220,550	1,501,687	3,587,041	3,014,301	11,365,063
Loss from operations	(1,220,550)	(1,501,687)	(3,587,041)	(3,014,301)	(11,365,063)

OTHER INCOME (EXPENSE):
Interest, net	(2,279,589)	(477,833)	(5,315,764)	(1,528,628)	(10,210,856)
Gain on value of derivative liability	1,552,734	850,020	4,558,625	248,609	6,607,334
	(726,855)	372,187	(757,139)	(1,280,019)	(3,603,522)

LOSS BEFORE DISCONTINUED OPERATIONS:	(1,947,405)	(1,129,500)	(4,344,180)	(4,294,320)	(14,968,585)
Discontinued operations, net of tax of $0	—	—	—	—	(7,697,089)

NET LOSS	(1,947,405)	(1,129,500)	(4,344,180)	(4,294,320)	(22,665,674)

PREFERRED STOCK DIVIDENDS	(60,000)	(60,000)	(180,000)	(180,000)	(645,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,007,405)	$(1,189,500)	$(4,524,180)	$(4,474,320)	$(23,310,835)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,393,724	16,158,439	16,307,685	15,839,776

LOSS PER SHARE:
Basic and diluted	$(.12)	$(.07)	$(.28)	$(.28)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007AND 2006

AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH SEPTEMBER 30, 2007

(unaudited)

	2007	2006	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,344,180)	$(4,294,320)	$(22,665,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on value of derivative liability	(4,558,625)	(248,609)	(6,607,334)
Impairment loss on goodwill	—	—	7,732,968
Amortization of debt discount	2,180,882	1,089,080	5,718,749
Amortization of debt placement costs	440,304	216,415	1,216,803
Stock compensation expense	761,052	426,731	1,970,165
Non cash charge for adjustment to exercise price of convertible securities	1,958,987	—	1,958,987
Fair value of warrants issued for amending debt agreement	275,600	—	275,600
Noncash licensed technology costs	—	—	214,882
Extension of Osmotics Warrant	—	666,011	666,011
Loss on disposal of assets held for sale	—	—	28,493
Depreciation expense	7,252	3,605	13,963
Imputed interest expense	—	9,120	174,666
Payment of licensed technology obligation	—	(269,548)	(269,548)
(Increase) Decrease in prepaid expenses and other	(21,070)	(89,117)	75,526
(Decrease) Increase in accounts payable and accrued liabilities	(99,791)	(159,577)	380,608
Net cash used in operating activities of continuing operations	(3,399,589)	(2,650,209)	(9,115,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	—	(72,760)
Purchase of property and equipment	(3,043)	(23,928)	(32,173)
Net cash provided by (used in) investing activities of continuing operations	(3,043)	(23,928)	1,043,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	—	925,000
Payments under Promissory Note - Osmotics	—	(241,170)	(1,200,000)
Net proceeds from sale of convertible debt	—	—	7,172,017
Net proceeds from the exercise of warrants	16,883	2,214,450	2,243,588
Payment of preferred stock dividend	—	(545,161)	(545,161)
Borrowings under insurance financing agreement	88,974	56,358	211,711
Payments under insurance financing agreement	(55,302)	(47,716)	(167,395)
Advances from Osmotics	—	—	2,586,369
Advances to Osmotics	—	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by financing activities of continuing operations	50,555	1,436,761	9,870,676

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

AND FOR THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH SEPTEMBER 30, 2007

(unaudited)

(Cont’d)

	2007	2006	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)
Net increase (decrease) in cash	(3,352,077)	(1,237,376)	1,645,868

Cash and cash equivalents at the beginning of period	4,997,945	2,459,341	—

Cash and cash equivalents at the end of period	$1,645,868	$1,221,965	$1,645,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
Cash paid during period for:	2007	2006
Interest	$408,914	$293,972
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2007	2006
Conversion of debt to common stock	$179,828	$250,000
Debt discount converted to additional paid-in capital	$42,412	$209,200
Debt placement costs converted to additional paid-in capital	$13,112	$42,135
Derivative liability converted to additional paid-in capital	$64,800	$505,765
Conversion of accrued interest to common stock.	$75,919	$—
Common stock issued for service agreement	$122,000	$—
Preferred stock issued for service agreements	$843,750	$—
Accrual of prepaid dividend	$—	$240,000
Accrual of preferred stock dividends	$100,000	$80,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

									Deficit
									Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Deferred	During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total
BALANCES, January 1, 2007	1,000,000	$—	—	$—	16,169,591	$1,617	$16,298,407	$(31,751)	$(18,321,494)	$(2,053,221)

Conversion of convertible debt to common stock	—	—	—	—	115,664	11	189,093	—	—	189,104

Conversion of accrued interest to common stock	—	—	—	—	41,586	4	75,915	—	—	75,919

Exercise of warrants	—	—	—	—	16,883	2	16,881	—	—	16,883

Common stock issued for service agreement	—	—	—	—	50,000	5	121,995	—	—	122,000

Stock option compensation expense	—	—	—	—	—	—	554,123	—	—	554,123

Stock options issued for services	—	—	—	—	—	—	17,295	(17,295)	—	—

Amortization of deferred compensation	—	—	—	—	—	—	—	20,240	—	20,240

Warrants issued for services	—	—	—	—	—	—	64,690	—	—	64,690

Preferred stock issued for services	—	—	375,000	843,750	—	—	—	—	—	843,750

Net loss	—	—	—	—	—	—	—	—	(4,344,180)	(4,344,180)

Preferred stock dividends	—	—	—	—	—	—	(180,000)	—	—	(180,000)

BALANCES, September 30, 2007	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,158,399	$(28,806)	$(22,665,674)	$(4,690,692)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2007

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have relied upon advances from Osmotics Corporation (“Osmotics”) (our former parent company), proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of September 30, 2007, we had cash and cash equivalents of $1,645,868. As described further in Note 8, in November 2007, we entered into an exclusive Distribution and Supply Agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).    The DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of specified events including the launch of the product (the “Non-Sales Milestones”).  We are working with DRL to determine a launch date for EpiCeram® but we expect it to occur within one year of signing the DRL Agreement. Assuming EpiCeram® is launched within one year of signing the DRL Agreement, we expect to receive between $4,000,000 and $5,000,000 in Non-Sales Milestone payments over the next twelve months.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities for at least the next twelve months.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not receive the Non-Sales Milestones in the timeframes that management currently expects, we could require additional funding during 2008.

Our outlook above assumes that $2,820,172 in convertible notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date or the holders agree to extend the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  As of the date of this Report, the market conditions for our stock do not appear to be conducive for a conversion, however, it is possible that market conditions could change after public dissemination of the DRL Agreement. There is no assurance that the holders will be willing to extend the maturity date of the notes. We will not have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern. If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  As of the date of this Report, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.  If the holders are unwilling to either convert the notes or extend their term, and we are not able to raise additional capital, we will default under the terms of the notes.  A default under the terms of the notes would also constitute a default under our other convertible debt obligations described below in Note 3.

Additionally, our outlook also assumes that we will be able to make the upcoming monthly principal payments of $200,000 due under our convertible debentures with shares of common stock in lieu of cash.  As described in Note 3 below, we are required to make such payments commencing in December 2007.  While the terms of the convertible debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Report, we do not meet these conditions.  However, it is possible that market conditions could change after public dissemination of the DRL Agreement. We will not have sufficient cash to make these monthly payments and fund our planned activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the convertible debentures. A default under the convertible debentures is also a default under the convertible notes described above.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the Securities and Exchange Commission (“SEC”) of Rule 415.  Recently, the SEC provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The SEC reinforced this view in comment letters sent to us in August 2007 and September 2007.  More specifically, we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction. Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 10,700,000 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register. Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.   This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  We do not know when Osmotics will complete its planned exchange offer.

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants (defined below in Note 3).  Under the terms of the 2006 Debentures, we cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  As a result, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures. It is likely we will need or want to raise additional capital prior to our ability to register all of the common shares that are issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants.  Please see Note 3 below.

If we are unsuccessful in satisfying our obligations under our convertible debt agreements through either conversion, repayment or extension and/or we are unsuccessful in raising additional capital, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.  Additionally, if we are unable to meet our obligations under the DRL Agreement, or there are unexpected delays in the launch of EpiCeram®, it could also have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at September 30, 2007 and the results of operations and cash flows of the Company for the nine months ended September 30, 2007 and 2006.  Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Recent Pronouncements

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures.

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of the provisions of FIN 48 had no impact on our financial statements.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability.  Since we have not recorded a liability at September 30, 2007, there is no impact to our effective tax rate.  We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

(3)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $1.57 per common share, as adjusted (see discussion below). The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see below).  Additionally, the conversion price of the 2006 Debentures was to be adjusted downward if we had not executed an out-license transaction for EpiCeram®  by August 15, 2007 (see discussion below) and the volume weighted average price of our common stock for the 20 trading days immediately prior to August 15, 2007 (the “20 Day VWAP”) was less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP.  While we did not execute an out-license agreement for EpiCeram® prior to August 15, 2007, the 20 Day VWAP exceeded the conversion price and accordingly, did not result in an adjustment to the conversion price. Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

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

Pursuant to a registration rights agreement with the holders of the 2006 Debentures, we are required to file periodic registration statements on a best efforts basis until such time that 130% of the common shares issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants are registered for resale.  After the initial registration statement (the “Initial Registration Statement”) is declared effective, we are required to file registration statements no sooner than the 180th calendar day following the date the most recent registration statement was declared effective.  Such registration statements are to include shares equal to 30% of the issued and outstanding common shares of the Company (less any shares held by affiliates of the Company) as of the filing date minus 10,000 shares (the “Registration Cap”).  The aforementioned registration process was developed in conjunction with the 2006 Debenture holders based on available guidance from the SEC at the time of the 2006 Debenture transaction.  As of September 30, 2007, we are obligated to register 7,166,098 common shares (subject to adjustment) for the holders of the 2006 Debentures.

Our Initial Registration statement was filed in December 2006 and declared effective by the SEC in January 2007.  The Initial Registration Statement registered 1,525,347 common shares for resale (the “Initial Registration Securities”) which represented the Registration Cap at the time of filing.  In July 2007, we filed a second registration statement in which we attempted to register an additional 1,622,527 common shares which represented the Registration Cap on the date the registration statement was filed.

As discussed in Note 2, in August 2007 and September 2007, we received comment letters from the SEC stating that we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  This represents a change from past practice by the SEC in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x) and the available guidance at the time of the 2006 Debenture transaction.  The practical impact of this SEC position is that we cannot register any additional common shares for the 2006 Debenture holders above and beyond the Initial Registration Securities until such time that either (i) our public float increases and/or (ii) the holders of the 2006 Debentures convert their securities and sell the underlying common shares.  We expect our public float to increase upon Osmotics consummating their planned exchange transaction.  In the event that Osmotics consummates their exchange transaction, we would be able to register approximately an additional 3,510,000 shares of common stock underlying the 2006 Debentures and 2006 Debenture Warrants which falls short of the 5,640,751 shares that remain to be registered.  We do not know when Osmotics will complete their planned exchange transaction.

Under the registration rights agreement we may be liable for liquidated damages equal to 2% of the aggregate purchase price paid by the holders of the 2006 Debentures for every 30 days we fail to meet our obligations under the registration rights agreement (up to a maximum of 24%).  Based on the comment letters received from the SEC, we will fail to meet our obligation to gain effectiveness of the registration statement filed in July 2007 within 120 days of filing.  In accordance with FASB Staff Position EITF 00-19-2 — “Accounting for Registration Payment Arrangements,” any liquidated damages payments owed to the holders of the 2006 Debentures should be separately recognized and measured in the financial statements in accordance with FASB Statement No. 5 — “Accounting for Contingencies”  (“SFAS No. 5”).  Under SFAS No. 5, loss contingencies shall be accrued by a charge to income if it is probable a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.  We will make such an evaluation during the fourth quarter of 2007 at which point 120 days will have lapsed from filing of the second registration statement.

Purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed below, the exercise price and number of shares underlying the warrants has been adjusted. As a result of these adjustments, the exercise price of the 2006 Debenture warrants has been reduced to $1.57 per share and the number of common shares underlying the warrants was increased to 1,754,422.

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

For the three and nine months ended September 30, 2007, we amortized $385,428 and $1,156,284 of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs. The Agent Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs. Debt placement costs, which totaled $938,380, are being amortized on a straight-line basis over the three year life of the 2006 Debentures. For the three and nine months ended September 30, 2007, we amortized $78,198 and $234,594 of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

The 2006 Debentures originally required us to execute an out-license transaction for EpiCeram® by June 30, 2007.  On June 29, 2007, the investors agreed to extend the date to August 15, 2007.  As consideration for this amendment, we issued to the investors five year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We recorded a derivative liability at its fair value of $275,600 with a corresponding charge to interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007.  We valued these warrants using the Black-Scholes option pricing model. As discussed below, the exercise price of the Amendment Warrants has been reduced to $1.57 per share and the number of common shares underlying the warrants was increased to 573,248.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The conversion price was subsequently adjusted to $1.57 per share (see discussion below).  As of September 30, 2007, $2,820,172 was outstanding under the Convertible Notes.  The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $3.14 (as adjusted) for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB).  Based on the financial milestones for the period ended September 30, 2007, we will have a milestone default upon filing this Report.  However, Management believes that the conversion price will not be adjusted downward based on the recent trading price of our common stock.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share and then from $1.92 per share to $1.57 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the Amendment Warrants to $1.57 per share.  For the three and nine months ended September 30, 2007, we recorded $1,271,377 and $1,958,987, respectively, for the fair value of the reductions in conversion price to interest expense with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days.  Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered.  We recorded this payment as interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.  The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006.  In addition to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006. Such registration statement was declared effective on May 12, 2006.

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

For the three and nine months ended September 30, 2007 we amortized $316,249 and $1,007,931, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2006, such amortization was $355,818 and $1,074,496, respectively.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision. We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs. The Placement and Finder Warrants were valued using the Black-Scholes option pricing model. We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, are being amortized on a straight-line basis over the two year life of the Convertible Notes. For the three and nine months ended September 30, 2007, we amortized $65,751 and $205,710, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2006, such amortization was $73,451 and $216,415, respectively.

During the nine months ended September 30, 2007 and 2006, holders converted $129,828 and $250,000 of Convertible Notes into 65,664 and 121,951 shares of common stock, respectively.  Further, during the nine months ended September 30, 2007, holders converted $68,669 of accrued interest into 34,336 shares of common stock.

Other

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for services rendered. This obligation was assumed by the Company in the Merger (see Note 4). This debenture bore interest at an annual rate of 6% and converted into shares of Company common stock at $1.00 per share. The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance. The original maturity date of this debenture was June 30, 2006. In June 2006, the maturity date was extended to June 30, 2007. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement. On the date of amendment, the closing price of our common stock was $2.20 per share. Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, we limited the value of the beneficial conversion feature to the face amount of the debenture. We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The debt discount was being amortized over the one year life of the debenture. On May 1, 2007, the holder converted the debenture and $7,250 of accrued interest into 57,250 shares of our common stock.  For the three and nine  months ended September 30, 2007, we amortized $0 and $16,667, respectively of debt discount which is reflected as interest expense on the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2006, such amortization was $12,500 and $14,583, respectively.

Maturities of convertible debt that could require cash are as follows as of September 30, 2007:

Year	Amount
2007	$3,020,172
2008	2,400,000
2009	2,400,000
Thereafter	—
$7,820,172
Less debt discount	(3,571,945)
$4,248,227_

(4)           STOCKHOLDERS’ EQUITY

Recapitalization

On May 10, 2005, the Company merged with Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) a privately held specialty pharmaceutical company, whereby the Company acquired 100% of the outstanding stock of Ceragenix Corporation (the “Merger”). As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock (“Series A”), warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share. The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger. Osmotics, a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and, accordingly, became the Company’s largest shareholder. Additionally, the officers of Ceragenix Corporation became the officers of the Company. As a result of this change in control, the Merger was accounted for as a reverse acquisition.  For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation.  The historical financial statements prior to May 2005 are those of Ceragenix Corporation. Further, the Company changed its fiscal yearend from June 30 to December 31 to conform to Ceragenix Corporation’s yearend. For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.  Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska. We subsequently sold this business effective September 30, 2005.

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

Series A Preferred Stock

As described above, in connection with the Merger, the Board authorized the issuance of 1,000,000 shares of Series A to Osmotics. The issuance of Series A was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. Series A has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. Series A is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder subject to certain conditions. The dividends are payable on each one year anniversary date from the date of grant, however, the first dividend payment was payable upon the Company raising at least $5,000,000 in gross equity proceeds (the “First Dividend”). The First Dividend payment shall be in an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that shall accrue during the twelve month period following the date of payment. The First Dividend was payable in cash while the subsequent dividend is payable in either cash or stock at the option of the Company. In March 2006, we satisfied the conditions requiring payment of the First Dividend. Accordingly, we recorded an accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying consolidated balance sheet. This prepaid dividend was amortized on a straight-line basis over a twelve month period (the period over which it is earned). The First Dividend was paid on May 1, 2006.  For the three and nine months ended September 30, 2007, we recorded $60,000 and $180,000, respectively, of preferred stock dividends in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2006, we recorded $60,000 and $180,000, respectively, of preferred stock dividends.

The original issuance of preferred stock by Ceragenix Corporation to Osmotics was consideration for a technology transfer agreement. The technology transfer agreement was a transaction between entities under common control, and accordingly, Ceragenix Corporation recorded the technology at $0 which was Osmotics’ historical carrying value. In connection with the Merger recapitalization, we utilized Ceragenix Corporation’s historical carrying value of the preferred stock. As a result, we recorded a discount on the issuance of Series A of $4,000,000.

Series B Preferred Stock

The Board has also authorized the issuance of 375,000 shares of Series B Preferred Stock (“Series B”). Series B has a stated value of $2.25 per share and does not accrue dividends. Series B is convertible into 375,000 shares of the Company’s common stock at the option of the holder.

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the three and nine months ended September 30, 2007, we amortized $56,250 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  Further, the investor relations firm is eligible to earn an additional 200,000 shares of common stock as a bonus if the Company, in its sole discretion, is satisfied with the services of the investor relations firm and believes such a bonus is warranted.  We do not know whether such bonus will be paid.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the three and nine months ended September 30, 2007, we amortized $7,031 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

Common Stock

In March 2007, we entered into an agreement with an investor relations firm to provide certain services over a six month period.  Under the terms of the agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $122,000 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital.  We amortized the prepaid expense over the life of the agreement.  For the three and nine months ended September 30, 2007, we amortized $50,833 and $122,000, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital which was amortized over the life of the agreement.  For the three and nine months ended September 30, 2006, we amortized $13,125 and $91,875, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2007 and 2006, we issued 16,883 and 1,114,962 shares of common stock, respectively, in exchange for $16,883 and $2,219,700, respectively, upon the exercise of certain common stock purchase warrants. Under the terms of a certain placement agent agreement, during the nine months ended September 30, 2006, we accrued $5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors. We recorded this commission as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Stock Options

For the three and nine months ended September 30, 2007, we recorded compensation expense related to employee stock options of $223,579 and $554,123, respectively. For the three and nine months ended September 30, 2006, we recorded compensation expense related to employee stock options of $149,639 and $298,216, respectively The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The weighted average fair value of stock options at the date of grant issued to employees during the nine months ended September 30, 2007 and 2006 was $1.01 and $1.72 per share, respectively.  We determine fair value using the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2007 and 2006:

Nine Months Ended September 30, 2007
Volatility	50 - 96%
Dividend yield	0%
Risk-free interest rate	4.6 - 4.9%
Expected life (years)	6.0

Nine Months Ended September 30, 2006
Volatility	99%
Dividend yield	0%
Risk-free interest rate	5.1%
Expected life (years)	5.0

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

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2006	3,914,750	$1.60
Options granted	891,000	$1.85
Options exercised	—	—
Options canceled	—	—
Outstanding at September 30, 2007	4,805,750	$1.65	7.7 years	$1,085,900
Exercisable at September 30, 2007	3,470,750	$1.48	7.4 years	$1,085,900

The total fair value of stock options that vested during the three and nine months ended September 30, 2007 was $0 and $598,981, respectively. The total fair value of stock options that vested during the three and nine months ended September 30, 2006 was $4,835 and $318,803, respectively. The intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2007 and 2006 was $0 as there were no options exercised during these periods. As of September 30, 2007, we had $1,520,305 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.3 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  We recorded the transaction as deferred compensation with a corresponding entry to additional paid-in capital. The deferred compensation is being amortized to general and administrative expense over the three year vesting period of the options. For the three and nine months ended September 30, 2007, we amortized $6,747 and $20,240, respectively of deferred compensation.  For the three and nine months ended September 30, 2006, we amortized $5,305 and $15,915, respectively.

Warrants

In August 2006, we entered into an agreement with an investor relations firm whereby we were obligated to issue warrants as compensation for their services.  Under the terms of the agreement, warrants to purchase 10,000 shares of common stock vested each month the agreement was effective.  The exercise price of the warrants is $2.25 per share. Further, warrants to acquire 25,000 shares of common stock at $2.25 per share were to vest in the event we consummated a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement (the “Financing Trigger Warrants”).  We did not consummate a financing transaction during this period.  However, in February 2007, our Board approved vesting the Financing Trigger Warrants.  During the three and nine months ended September 30, 2007, we recorded $0 and $64,690, respectively, to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants. We terminated this investor relations agreement effective April 16, 2007.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At September 30, 2007, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$1,399,383
Convertible Debt Warrants	1,678,509
Placement and Finder Warrants	153,488
3,231,380
Less classified as current	(961,107)
$2,270,273

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

(6)   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive. The historical stockholders’ equity and weighted average number of shares of the Company have been restated for all periods presented to reflect the impact of the reverse acquisition.

        Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Nine Months Ended September 30,
	2007	2006
Options	4,805,750	3,914,750
Warrants	6,146,477	3,628,933
Convertible debt	4,981,001	1,489,024
Preferred stock	1,375,000	1,000,000

(7)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology. The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology. The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008. The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter. We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion. For the three and nine months ended September 30, 2007 we were charged $0 and $5,337, respectively, for legal fees associated with the BYU License which are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2006, we were charged $14,221 under the BYU License for legal fees. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology. The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement. The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014. In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion. During three and nine months ended September 30, 2007, we were charged $2,369 and $9,539, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  During the three and nine months ended September 30, 2006, we were charged $5,498 and $15,816, respectively, for legal fees under the UC Agreement.

Osmotics Sub License Agreement

We obtained our rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics. Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to us. In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the barrier repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the barrier repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three months ended September 30, 2007 and 2006, licensing fees have been reduced by $6,250 for the portion of the minimum royalty borne by Osmotics.  For the nine months ended September 30, 2007 and 2006, licensing fees have been reduced by $18,750 for the Osmotics’ portion of licensing fees.  During the first quarter of 2007, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2007.  The Company and Osmotics agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) until such time that the outstanding balance of $25,000 was fully realized.  This balance has been paid in full as of September 30, 2007.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement. For the three and nine months ended September 30, 2007, we charged Osmotics $1,184 and $4,769, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2006, we charged Osmotics $2,749 and $7,908, respectively, for legal expenses under the UC Agreement. Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the barrier repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram™ and; $516,000 due if and when the Company chooses to exercise the purchase option.  The two payments of $50,000 were made during the third and fourth quarters of 2006.  As described in Note 8 below, under the terms of the DRL Agreement we are required to repurchase the Triceram® formulation by November 2008.

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

For the three and nine months ended September 30, 2007, we recorded $15,000 and $44,706, net, respectively, under the Shared Services Agreement.  For the three and nine months ended September 30, 2006, we recorded $14,752 and $44,752, net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable. We are currently not party to any litigation.

(8)  SUBSEQUENT EVENT

In November 2007, we entered into the DRL Agreement.    Under the terms of the DRL Agreement, DRL

will be responsible for the distribution, marketing and sale of EpiCeram® while we will be responsible for manufacturing and supplying the product (utilizing a contract manufacturer).  We will work with DRL to determine a launch date for the product but we expect that commercialization should begin within one year of signing the DRL Agreement.  The DRL Agreement has a 20 year term.

The DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of specified events including the launch of the product.  Such payments include $1,500,000 upon signing the DRL Agreement, and up to an additional $3,500,000 in the event that all conditions are satisfied.  DRL will purchase EpiCeram® from us at a price equal to our cost of manufacturing plus a percentage of the net sales of the product (as defined in the DRL Agreement).  The percentage of net sales starts in the low double digits and can increase incrementally based on annual net sales levels.  Additionally, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® and the satisfaction of other performance requirements.  The DRL Agreement also requires that we exercise our purchase option to acquire Triceram® from Osmotics by November 2008 (See Note 7).

If we cannot deliver shelf stable product prior to the launch date, DRL can terminate the DRL Agreement.  In such event, we would  retain $1,500,000 of the Non-Sales Milestone payments.  Management believes that we will be able to deliver shelf stable product prior to the launch date.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in these Reports will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to meet its obligations under the DRL Agreement including but not limited to delivering shelf stable product prior to the planned launch, the ability of the Company to satisfy its outstanding convertible debt obligations, receiving the necessary marketing clearance approvals from the FDA, successful clinical trials of the Company’s planned products, the ability of the Company to manufacture EpiCeram® and its other planned products in commercial quantities utilizing contract manufacturing organizations, the ability of the Company to commercialize its planned products, market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in these Reports. In particular, these Reports set forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in these Reports may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in these Reports and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB to be filed in 2007. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology. Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology. For accounting purposes, the Company has been classified as a development stage enterprise. All of our planned products require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream intended to treat certain skin disorders.  In November 2007, we entered into a distribution and supply agreement to commercialize EpiCeram®. See further discussion under “Outlook” below.

Critical Accounting Policies

Please refer to our 2006 Form 10-KSB, Management’s Discussion and Analysis or Plan of Operation, Item 6 for a discussion of the accounting policies that we believe are critical to our business and results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Licensing Fees

We pay licensing fees under two license agreements; The Regents of the University of California (for barrier repair technology) and Brigham Young University (for Ceragenin™ technology). Licensing fees for the three months ended September 30, 2007 decreased by $50,000 or 55% compared to the three months ended  September 30, 2006.  The decrease in licensing fees was due to a $50,000 payment made to Osmotics during the three months ended September 30, 2006 for the option to purchase Triceram®, a product sold by Osmotics utilizing the barrier repair technology (Note 7).

Testing and Development

Testing and development expense for the three months ended September 30, 2007 increased by $79,837 or 126% compared to the three months ended September 30, 2006.   The increase in expense between periods is primarily the result of development costs associated with preparing EpiCeram® for commercial production. We expect to continue to incur similar type costs through the end of the year and into the first half of 2008. Additionally, in April 2007, we commenced a 50 to 100 person clinical trial to compare EpiCeram® against Elidel®, the leading immunosuppressant therapy for treating eczema.  We expect to complete patient enrollment and study visits during the fourth quarter of 2007 or first quarter of 2008.  Further, we expect to continue with certain preclinical development activities related to our Ceragenin™ technology.  Our ability to conduct testing and development activities is greatly dependent upon our financial resources. Our plans assume we will receive additional financial resources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $355,037 or 52% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, investor relations expense, legal fees and director fees. Payroll and related costs increased primarily due to increases in compensation for certain individuals. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods. Investor relations expense increased primarily as a result of issuing Series B Preferred Stock for investor relations services during the three months ended September 30, 2007.  Director fees increased as a result of an increase in annual director compensation for 2007. Legal fees increased as a result of activities requiring outside legal counsel during 2007.

Loss from Operations

As a result of the factors described above, as well as a charge of $666,011 that was recorded during the three months ended September 30, 2006 for extending the Osmotics Warrant (Note 7), the loss from operations for the three months ended September 30, 2007 decreased by $281,137 compared to the three months ended September 30, 2006.

Other Income (Expense)

For the three months ended September 30, 2007, we reported other expense of $726,855 compared to other income of $372,187 for the three months ended September 30, 2006. The expense in 2007 was the net result of interest expense partially offset by a gain on value of derivative liability resulting from marking to market the fair value of our derivative liability. Included in 2007 interest expense are charges for adjusting the conversion/exercise price of certain convertible debt and warrants (See Note 3). The other income for 2006 was the net result of a gain on value of derivative liability partially offset by interest expense.

Net Loss

As a result of the factors described above, we recorded a net loss of $1,947,405 for the three months ended September 30, 2007 compared to a net loss of $1,129,500 for the three months ended September 30, 2006.

Preferred Stock Dividends

Series A Preferred Stock dividends were the same for both three month periods.

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss attributable to common shareholders of $2,007,405 for the three months ended September 30, 2007 compared to a loss attributable to common shareholders of $1,189,500 for the three months ended September 30, 2006.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Licensing Fees

Licensing fees for the nine months ended September 30, 2007 decreased by $50,000 or 29% compared to the nine months ended September 30, 2006.  The decrease in licensing fees was due to a $50,000 payment made to Osmotics during the nine months ended September 30, 2006 for the option to purchase Triceram®, a product sold by Osmotics utilizing the barrier repair technology.

Testing and Development

Testing and development expense for the nine months ended September 30, 2007 increased by $360,203 or 162% compared to the nine months ended September 30, 2006. The increase in expense between periods is primarily the result of a clinical study conducted during 2007 comparing EpiCeram® to Cutivate® (a mid strength steroid) as well as development costs associated with preparing EpiCeram® for commercial production.

General and Administrative

General and administrative expenses increased by $928,548 or 48% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, investor relations expense, director fees, insurance costs and legal fees. Payroll and related costs increased primarily due to increases in compensation for certain individuals as well as an increase in employees. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods. Investor relations expense increased as a result of the vesting of certain warrants and the issuance of Series B Preferred Stock for investor relations services during 2007.  Director fees increased as a result of an increase in annual director compensation for 2007.  Insurance expense increased as a result of adding general and product liability coverage in the second half of 2006. Legal fees increased as a result of activities requiring outside legal counsel during 2007.

Loss from Operations

As a result of the factors described above, as well as a charge of $666,011 that was recorded during the nine months ended September 30, 2006 for extending the Osmotics Warrant (Note 7), the loss from operations for the nine months ended September 30, 2007 increased by $572,740 compared to the nine months ended September 30, 2006.

Other Expense

For the nine months ended September 30, 2007, other expense decreased by $522,880 or 41% compared to the nine months ended September 30, 2006. The decrease in other expense is primarily the result of an increase in the gain on value of derivative liability resulting from marking to market the fair value of our derivative liability between periods.

Net Loss

As a result of the factors described above, the net loss for the nine months ended September 30, 2007 increased by $49,860 compared to the nine months ended September 30, 2006.

Preferred Stock Dividends

Series A Preferred Stock dividends were the same for both nine month periods.

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss to common shareholders of $4,524,180 for the nine months ended September 30, 2007 compared to a loss of $4,474,320 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in February 2002, we have not generated revenue nor have we generated cash flow from operations. Accordingly, we have primarily relied upon advances from Osmotics, proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations. In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first commercial product, EpiCeram®, a topical cream for treating certain skin disorders. In November 2007, we entered into a distribution and supply agreement to commercialize EpiCeram®. Please refer to the “Outlook” below.

Operating Activities

As of September 30, 2007, we had $1,645,868 of cash and cash equivalents. During the nine months ended September 30, 2007, $3,399,589 of cash was used in operating activities which primarily consists of cash operating expenses.

Investing Activities

During the nine months ended September 30, 2007, we used $3,043 in investing activities representing certain capital expenditures. As of September 30 2007, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended September 30, 2007, $50,555 of cash was provided by financing activities which was the net result of proceeds received under an insurance financing agreement combined with proceeds received from the exercise of common stock purchase warrants partially offset by payments made under the insurance financing agreement.

We have two series of convertible debt instruments which may affect our future liquidity.  A description of both is as follows:

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $2.05 per share (the “Convertible Notes”). The conversion price was subsequently adjusted to $1.57 per share. (see Note 3).  As of September 30, 2007, $2,820,172 was outstanding under the Convertible Notes.  The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly. The Convertible Notes are repayable, principal and outstanding accrued interest, on November 28, 2007. See “Outlook” below for a discussion on our ability to repay the Convertible Notes when due.  We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $3.14 (as adjusted) for 20 consecutive trading days. However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file our Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB).  Based on the financial milestones for the period ended September 30, 2007, we will have a milestone default upon filing this Report. However, management believes that the conversion price will not be adjusted downward based on the recent trading price of our common stock.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

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

Convertible Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”). The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $1.57 per common share, as adjusted The 2006 Debentures are repayable, principal and accrued interest, on December 5, 2009.  However, the 2006 Debentures are subject to mandatory redemption beginning December 1, 2007 and each month thereafter at a rate of 1/25th per month of the face amount of the debentures.  The redemption payments can be made in either cash or common stock (at the election of the Company), however, payments made in stock are subject to certain restrictions and limitations. Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006

Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (dicussed above).  Additionally, the conversion price of the 2006 Debentures was to be adjusted downward if we had not executed an out-license transaction for EpiCeram®  by August 15, 2007 (see discussion below) and the volume weighted average price of our common stock for the 20 trading days immediately prior to August 15, 2007 (the “20 Day VWAP”) was less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP.  While we did not execute an out-license agreement for EpiCeram® prior to August 15, 2007, the 20 Day VWAP exceeded the conversion price and accordingly, did not result in an adjustment to the conversion price. Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

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

Pursuant to a registration rights agreement with the holders of the 2006 Debentures, we are required to file periodic registration statements on a best efforts basis until such time that 130% of the common shares issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants are registered for resale.  After the initial registration statement (the “Initial Registration Statement”) is declared effective, we are required to file registration statements no sooner than the 180th calendar day following the date the most recent registration statement was declared effective.  Such registration statements are to include shares equal to 30% of the issued and outstanding common shares of the Company (less any shares held by affiliates of the Company) as of the filing date minus 10,000 shares (the “Registration Cap”).  The aforementioned registration process was developed in conjunction with the 2006 Debenture holders based on available guidance from the SEC at the time of the 2006 Debenture transaction.  As of September 30, 2007, we are obligated to register 7,166,098 common shares (subject to adjustment) for the holders of the 2006 Debentures.

Our Initial Registration statement was filed in December 2006 and declared effective by the SEC in January 2007.  The Initial Registration Statement registered 1,525,347 common shares for resale (the “Initial Registration Securities”) which represented the Registration Cap at the time of filing.  In July 2007, we filed a second registration statement in which we attempted to register an additional 1,622,527 common shares which represented the Registration Cap on the date the registration statement was filed.

As discussed in Note 2, in August 2007 and September 2007, we received comment letters from the SEC stating that we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  This represents a change from past practice by the SEC in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x) and the available guidance at the time of the 2006 Debenture transaction.  The practical impact of this SEC position is that we cannot register any additional common shares for the 2006 Debenture holders above and beyond the Initial Registration Securities until such time that either (i) our public float increases and/or (ii) the holders of the 2006 Debentures convert their securities and sell the underlying common shares.  We expect our public float to increase upon Osmotics consummating their planned exchange transaction.  In the event that Osmotics consummates their exchange transaction, we would be able to register approximately an additional 3,510,000 shares of common stock underlying the 2006 Debentures and 2006 Debenture Warrants which falls short of the 5,640,751 shares that remain to be registered.  We do not know when Osmotics will complete their planned exchange transaction.

Under the registration rights agreement we may be liable for liquidated damages equal to 2% of the aggregate purchase price paid by the holders of the 2006 Debentures for every 30 days we fail to meet our obligations under the registration rights agreement (up to a maximum of 24%).  Based on the comment letters received from the SEC, we will fail to meet our obligation to gain effectiveness of the registration statement filed in July 2007 within 120 days of filing.  In accordance with FASB Staff Position EITF 00-19-2 — “Accounting for Registration Payment Arrangements,” any liquidated damages payments owed to the holders of the 2006 Debentures should be separately recognized and measured in the financial statements in accordance with FASB Statement No. 5 — “Accounting for Contingencies”  (“SFAS No. 5”).  Under SFAS No. 5, loss contingencies shall be accrued by a charge to income if it is probable a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.  We will make such an evaluation during the fourth quarter of 2007 at which point 120 days will have lapsed from filing of the second registration statement.

Outlook

As of September 30, 2007, we had cash and cash equivalents of $1,645,868. As described further in Note 8, in November 2007, we entered into an exclusive Distribution and Supply Agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).    The DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of specified events including the launch of the product (the “Non-Sales Milestones”).  We are working with DRL to determine a launch date for EpiCeram® but we expect it to occur within one year of signing the DRL Agreement. Assuming EpiCeram® is launched within one year of signing the DRL Agreement, we expect to receive between $4,000,000 and $5,000,000 in Non-Sales Milestone payments over the next twelve months.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities for at least the next twelve months.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not receive the Non-Sales Milestones in the timeframes that management currently expects, we could require additional funding during 2008

Our outlook above assumes that $2,820,172 in Convertible Notes that mature on November 28, 2007 are converted into shares of common stock prior to the maturity date or the holders agree to extend the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  As of the date of this Report, the market conditions for our stock do not appear to be conducive for a conversion, however, it is possible that market conditions could change after public dissemination of the DRL Agreement. There is no assurance that the holders will be willing to extend the maturity date of the notes. We will not have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern. If we do not have sufficient cash to repay this obligation we will be required to raise additional capital of which there is no assurance that we will be successful.  As of the date of this Report, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.  If the holders are unwilling to either convert the notes or extend their term, and we are not able to raise additional capital, we will default under the terms of the notes.  A default under the terms of the Convertible Notes would also constitute a default under the 2006 Debentures

Additionally, our outlook also assumes that we will be able to make the upcoming monthly principal payments of $200,000 due under the 2006 Debentures with shares of common stock in lieu of cash.  As described in Note 3, we are required to make such payments commencing in December 2007.  While the terms of the 2006 Debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Report, we do not meet these conditions.  However, it is possible that market conditions could change after public dissemination of the DRL Agreement. We will not have sufficient cash to make these monthly payments and fund our planned activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the 2006 Debentures. A default under the 2006 Debentures is also a default under the Convertible Notes.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the Securities and Exchange Commission (“SEC”) of Rule 415.  Recently, the SEC provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The SEC reinforced this view in comment letters sent to us in August 2007 and September 2007.  More specifically, we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction. Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 10,700,000 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register. Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.   This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  We do not know when Osmotics will complete its planned exchange offer.

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants.  Under the terms of the 2006 Debentures, we cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  As a result, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures. It is likely we will need or want to raise additional capital prior to our ability to register all of the common shares that are issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants.  Please see Note 3.

If we are unsuccessful in satisfying our obligations under our convertible debt agreements through either conversion, repayment or extension and/or we are unsuccessful in raising additional capital, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.  Additionally, if we are unable to meet our obligations under the DRL Agreement, or there are unexpected delays in the launch of EpiCeram®, it could also have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

We are also pursuing development of our Ceragenin™ technology. While we currently plan on out-licensing most applications of the technology, management believes that it will be necessary to engage in further preclinical development and clinical testing activities in order to generate sufficient data to license the technology. Our ability to conduct testing and development activities is greatly dependent upon our financial resources.  Management has not determined how much will be available to spend on Ceragenin™ development during 2008.

Our plans assume we will have sufficient financing to fund our planned activities. No assurance can be given that necessary financial resources will be available on terms acceptable to us, if at all. Even if we were successful in raising additional capital, it could be on terms that results in substantial dilution to our shareholders. If adequate additional funds are not available when required, it would have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at September 30, 2007, which require future cash flows:

	Less Than			Over
Contractual Obligations	1 Year	1-3 years	3-5 years	5 years	Total
Convertible debt	$4,820,172	$3,000,000	$—	$—	$7,820,172
License Agreements	240,000	780,000	880,000	4,277,500	6,177,500
Shared Services Agreement	15,000	—	—	—	15,000
Preferred Stock Dividends	240,000	—	—	—	240,000
Purchase Commitments	432,423	—	—	—	432,423
	$5,747,595	$3,780,000	$880,000	$4,277,500	$14,685,095

ITEM 3.      CONTROLS AND PROCEDURES

As of September 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Effective September 4, 2007 the Company issued a total of 300,000 shares of its Series B Preferred Stock to a consultant of the Company.  The shares were issued in exchange for services to be provided by the consultant and were valued at $675,000.  The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Effective September 16, 2007 the Company issued a total of 75,000 shares of its Series B Preferred Stock to a consultant of the Company.  The shares were issued in exchange for services to be provided by the consultant and were valued at $168,750.  The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

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

CERAGENIX PHARMACEUTICALS, INC.

Date: November 19, 2007	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date: November 19, 2007	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer