Form 10-K
period 2007-12-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2008-03-31
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number: 000-50470

CERAGENIX PHARMACEUTICALS, INC.

(Exact name of registrant as Specified in its Charter)

Delaware	84-1561463
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

1444 Wazee Street, Suite 210, Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (720) 946-6440

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                                                                          Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K:                                                                                 ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock ($.0001 par value) held by non-affiliates was approximately $9,359,820 as of June 29, 2007 based upon the average bid and asked price of the registrant’s common stock on the Nasdaq Electronic Bulletin Board.

As of March 27, 2008, the registrant had 16,393,724 shares of its common stock ($.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2008 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2007 are incorporated by reference into Part III, Items 10—14, of this report on Form 10-K.

i

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (this “Form 10-K”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements are based on the current expectations of or forecasts of future events made by our management.  Forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Many factors mentioned in this Form 10-K, for example governmental regulation and competition in our industry, will be important in determining future results.  No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-K will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including, but not limited to, delivering shelf stable product prior to the planned launch; the ability of the Company to satisfy its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K.  In particular, this Form 10-K sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-K may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Forms 10-QSB and 10-Q and Current Reports on Form 8-K to be filed in 2008.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.                    Business

THE COMPANY

Ceragenix Pharmaceuticals, Inc., a Delaware corporation, was originally organized on October 4, 2000 under the name Onsource Corporation (“Onsource”).  Until May 2005, our primary business focus had been on the distribution of a line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska.  We operated this business through two subsidiaries, Global Alaska Industries, Inc. (“Global Alaska”). and Alaska Bingo Supply, Inc. (“ABSI”)  On May 10, 2005, a wholly owned subsidiary of Onsource merged with and into Ceragenix Corporation, a Colorado corporation,  (formerly known as Osmotics Pharma, Inc.) with Ceragenix Corporation surviving the merger as a wholly owned subsidiary of Onsource (the “Merger”).  As consideration for the Merger, Onsource issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock , warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share.  The common shares issued represented approximately 92% of Onsource’s issued and outstanding common stock on the date of the Merger.  Prior to the Merger, Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of

Ceragenix Corporation’s common stock and as a result of the equity consideration paid by the Company in the Merger, became the Company’s largest shareholder.  Additionally, the officers of Ceragenix Corporation became the officers of the Company.   In June 2005, Onsource changed its name to Ceragenix Pharmaceuticals, Inc. and effective September 30, 2005, we sold Global Alaska and ABSI to an unaffiliated third party (controlled by two of our shareholders who collectively own less than 5% of our common stock).   References to “the Company,” “we,” “our,” or “us” in this Form 10-K refer to Ceragenix Pharmaceuticals, Inc. and Ceragenix Corporation.

We are a development stage biopharmaceutical and medical device company focused on infectious disease and dermatology.  We have two base technology platforms each with multiple applications: Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”) and barrier repair (“Barrier Repair”).  We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  Our Ceragenin™ technology has shown activity against bacteria, certain viruses, fungi and cancers in a variety of in vitro tests and represents a mid and long term revenue opportunity.

Our Ceragenin™ technology, licensed from Brigham Young University, covers the composition of matter and use of a broad class of small molecule, positively charged aminosterol compounds.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system and several of these candidates are currently in pre-clinical development.  Ceragenin™ compounds are electrostatically attracted to bacteria, viruses, fungi and cancers that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces.  The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (by tearing holes in the cell walls).  Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells).  While Ceragenins™ have the potential to be developed for a broad range of applications, we intend to focus our efforts on developing them as an antimicrobial treatment for medical devices such as endotracheal tubes, catheters and implantable devices.

We have also licensed patents from the Regents of the University of California for a Barrier Repair technology that is a specific combination of ceramides, cholesterol and fatty acids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function.  This patented Barrier Repair technology is the invention of Dr. Peter Elias the author of over 500 peer reviewed journal articles.  Dr. Elias is a member of our management team serving as Chief Scientific Officer.  Our first developed product using this technology is EpiCeram®.

EpiCeram® is a prescription only product intended for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis (“eczema”), irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier and we believe current therapies are viewed as either lacking effectiveness or in need of improvement.  In April 2006, we received marketing clearance from the FDA to sell EpiCeram® as a medical device pursuant to a 510(k) filing.  The clearance received from the FDA will allow us to market EpiCeram® for all of the above listed conditions.  In April 2007, we announced the results of a 113 person clinical trial which demonstrated that EpiCeram® had comparable efficacy to a mid strength steroid in treating the symptoms associated with eczema after 28 days of treatment.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we will be responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL will be responsible for distribution, marketing and sales.  We anticipate that DRL will launch EpiCeram® during the second half of 2008.

Our executive offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202.  Our telephone number is (720) 946-6440.

OUR STRATEGY

Our principal objective is to be a leading provider of technology used in the prevention and treatment of infectious disease.  More specifically, we want our Cerashield™ antimicrobial coatings to be utilized by leading manufacturers to coat their catheters, implantables and devices to prevent the bacterial colonization of such products.  Bacterial colonization of indwelling medical devices is a leading cause of nosocomial (hospital acquired) infections.  Leading healthcare organizations such as the World Health Organization and the U.S. Centers for Disease Control (the “CDC”) have recognized that the growing number of multidrug resistant bacterial infections poses a major worldwide health risk.  According to the CDC, during 2002, there were approximately 1.7 million nosocomial infections in the United States resulting in 99,000 deaths (up from 13,000 in 1992) and over $4 billion in additional treatment costs.  Over half of these infections were attributable to bacterial growth on medical devices and the greatest risk of mortality is associated with multidrug resistant bacterial infections.  In August of 2007, the Center for Medicare Services (CMS) issued a ruling that it will no longer reimburse hospitals for certain hospital acquired infections including those related to urinary tract infections (associated with urinary catheters) and certain central venous line related bloodstream infections.  Each year CMS expects to add additional nosocomial infections to its exclusionary list.  As a result, hospitals and third party payors are seeking solutions from device makers to help reduce the incidence of nosocomial infections.

We believe that our Ceragenin™ class of compounds has the potential to be a solution for combating nosocomial infections.  Our Cerashield™ technology (utilizing CSA-13) is available in a variety of forms: (i) as a coating in combination with a polyurethane polymer which may be dip coated onto a broad range of polymeric and metallic medical devices which allows CSA-13 to elute out over time; (ii) as a covalent attachment to polymers (including textiles) and metals to provide a shield against bacterial combination that does not migrate from the surface; and (iii) by direct incorporation into polymers (during the melt process) to create catheters and other components of medical devices that have antimicrobial activity built into the device without the need for an exterior coating.  Our primary strategy is to license Cerashield™ on a device by device basis to the manufacturers of such devices.  We are open to retaining one or more niche applications of the technology to commercialize ourselves once our financial and managerial resources make such approach a viable option.  We believe that antimicrobial treated devices with demonstrated ability to prevent or reduce bacterial colonization can demand premium pricing in the market based on cost savings to payors and/or reduction in morbidity and/or mortality rates.  Our goal is to establish Cerashied™ as the most efficacious antimicrobial technology available for medical devices.  In vitro testing, Cerashield™ coated endotracheal tubes were shown to completely prevent bacterial adhesion and biofilm formation in a 21 day continuous challenge test with high inocula of Pseudomonas aeruginosa and Methicillin Resistant Staphylococcus Aureus (“MRSA”).  We believe that current antimicrobial approaches (such as silver) are of limited efficacy and duration.  We plan to target Cerashield™ development for several devices with high incidences of infection such as endotracheal tubes, urinary catheters, and central venous catheters as well as those devices associated with less frequent but catastrophic infections.  We believe that there is a broad ranage of medical devices that would benefit from use of our Cerashield™ technology and we are open to collaboration arrangements with medical device manufacturers.

While our in vitro testing activities have demonstrated that one or more of our lead Ceragenin™ compounds may have efficacy as a pharmaceutical therapy against key pathogens associated with various diseases (e.g. multidrug resistant Pseudomonas aeuroginosa associated with respiratory infections in Cystic Fibrosis patients), we plan to focus on Cerashield™ applications that will be regulated as medical devices as opposed to pharmaceutical therapies which would require regulation as new drugs.  We have based this decision on the following considerations:

•                  Anticipated development costs;

•                  Projected timeframes associated with regulatory approvals;

•                  Heightened awareness on the part of payors, physicians and patients of nosocomial infections;

•                  Anticipated market demand;

•                  Currently available and anticipated competitive products; and

•                  Projected financial resources available to the Company

Our Cerashield™ development activities will require additional capital.  We believe that we can partially underwrite the development costs through cash flows generated from our Barrier Repair technology.  As discussed above under “The Company”, in November 2007 we entered into the DRL Agreement to commercialize our first Barrier Repair product (EpiCeram®) in the United States.  Under the terms of the DRL Agreement, we will be responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL will be responsible for distribution, marketing and sales.  We anticipate that DRL will launch EpiCeram® during the second half of 2008.  The DRL Agreement calls for DRL to pay us a supply price for EpiCeram® as well as certain non-sales and sales based milestone payments.  Our compensation under the DRL Agreement is more fully described in Notes 2 and 3 to our audited financial statements included elsewhere in this Form 10-K.  During 2008, we expect that the vast majority, if not all, of our revenues will be derived from the DRL Agreement.  We do not expect cash flows from that agreement to be sufficient to completely fund Cerashield™ development during 2008.  Under the terms of the DRL Agreement, DRL has a first right of negotiation to market EpiCeram® in certain other countries outside of the United States.  No negotiations with respect to marketing EpiCeram® outside of the United States have occurred between DRL and the Company.  DRL is a large, global company headquartered in India.  We are working with a U.S. based division and that U.S. division will have primary responsibility for performing under the DRL Agreement.  We do not believe DRL’s international corporate domestication presents any significance risk to the Company.

A key component of our current business strategy has been to operate as a fairly “virtual” firm until such time as the business requires a more robust infrastructure.  We believe this strategy has been successful as it allowed us to direct a greater percentage of our financial resources into product development and provided us with greater flexibility by limiting the size of our corporate infrastructure and workforce.  While it is possible that we will hire additional management and staff resources during 2008 to develop our business, we believe we can keep our corporate and development staff to levels that are substantially lower than found in traditional pharmaceutical companies by carefully leveraging third party expertise.

OUR TECHNOLOGY

We have two base technology platforms; Ceragenins™ and Barrier Repair.  Our primary focus in the future will be on Ceragenin™ development given the remaining patent life of the Barrier Repair technology (6.5 years).  See “License Agreements and Proprietary Rights.”  A discussion of both technologies follows below.

Ceragenins™

As discussed above, we plan to utilize our Ceragenin™ technology to develop new generation antimicrobial medical devices.  Ceragenins™ are small molecule, positively charged, compounds that have shown promising activity against bacteria, certain viruses, fungi and cancers in a variety of in vitro tests.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system.  The compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer cells that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces.  The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tearing holes in the cell walls).  Unlike most antibiotics which are bacteriastatic (preventing the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells).  Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds.  Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

Since May 2005, we have accomplished the following developments related to our Ceragenin™ technology:

•                  Demonstrated that a Ceragenin™ based coating prevented bacterial colonization on titanium surfaces and eradicated staphylococcus aureus and E. coli bacteria in the fluid surrounding the coated plate in an in vitro medical device coating model;

•                  Presented data at a meeting of the American Academy of Dermatology showing that use of one of our Ceragenin™ compounds (CSA-8) when used in combination with mupirocin (a commonly used topical antibiotic active against gram-positive bacteria) was able to expand mupirocin’s spectrum of activity to include gram-negative bacteria such as E. coli, salmonella and kleibsiella;

•                  Demonstrated that our leading Ceragenin™ pre-clinical compound, CSA-13, was highly effective in vitro against vancomycin-resistant staphylococcus aureus (“VRSA”), vancomycin-resistant enterococci (“VRE”), vancomycin intermediate resistant staph aureus (“VISA”), hospital acquired MRSA, and community associated MRSA (“CA-MRSA”) at minimum inhibitory concentrations (“MIC”) of under .25 micrograms/ml;

•                  Demonstrated that compound CSA-13 was highly effective in vitro against strains of pseudomonas infections isolated from cystic fibrosis patients (MIC values of 1 to 3 micrograms/ml) that are highly resistant to tobramycin (mics of over 80 micrograms/ml are required);

•                  Demonstrated that compound CSA-13 was highly effective in vitro against pseudomonas aueroginosa, E. coli;

•                  Demonstrated that compound CSA-13 was highly effective in vitro against bioterrorism surrogate strains of anthrax, listeria and plague;

•                  Demonstrated that compounds CSA’s -8, -13 and -54 possessed activity similar to human angiostatins in vitro and that the compounds had been accepted by the National Cancer Institute’s developmental therapeutics program to evaluate potential activity in inhibiting the growth of tumor blood supply;

•                  Entered into a cooperative research and development agreement (“CRADA”) with the Centers for Disease Control (“CDC”) to evaluate Ceragenins™ as an antimicrobial coating in the prevention of bacterial biofilms on medical devices;

•                  Demonstrated that compound CSA-54 was highly active against Epstein-Barr virus in in vitro testing;

•                  Demonstrated that compound CSA-13 was highly active in vitro against the vaccinia virus;

•                  Demonstrated that compound CSA-54 showed potent virucidal activity in in vitro testing against multiple strains of HIV;

•                  Demonstrated that CSA-13 and CSA-54 showed the ability to inhibit angiogenesis at low micromolar concentrations in in vitro testing performed by the National Cancer Institute;

•                  Demonstrated that CSA-13 was 100 times more effective in eradicating a MRSA biofilm than vancomycin in in vitro testing;

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

•                  Initiated an in vivo study with the University of Utah to determine whether Ceragenins™ can reduce infections associated with artificial limbs;

•                  Developed a prototype contact lens disinfectant solution that demonstrated the ability to virtually eradicate the bacterial and fungal strains that the FDA specifies for testing pursuant to its published guidance document in in vitro testing;

•                  Demonstrated that Ceragenin™ treated hemodialysis catheters were able to virtually prevent bacterial colonization in a 21 day in vitro study;

•                  Demonstrated that in a series of in vitro experiments that CSA-13 shows promise as a potential therapy to treat multidrug resistant Pseudomonas aeuroginosa infections which are a leading cause of morbidity and mortality in patients with cystic fibrosis;

•                  Demonstrated that in a series of in vitro experiments that CSA-13 showed rapid killing activity and synergistic activity with conventional antibiotics against multidrug resistant Pseudomonas aeuroginosa bacterial strains.  P. aeuroginosa is a leading cause of morbidity and mortality in patients with pneuomonia and other respiratory diseases; and

•                  Demonstrated that in a series of in vitro experiments that prototype Cerashield™ coated endotracheal tube segments were able to completely prevent bacterial adhesion and biofilm formation in a 21 day continuous challenge test.

Barrier Repair

Our Barrier Repair technology is a specific combination of epidermal lipids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function.  Defects in the skin’s barrier function play critical roles in the pathogenesis of certain skin diseases such as eczema.  The skin’s barrier is composed of a thin sheet of epidermal lipids about half the thickness of a piece of notebook paper.  This thin, flexible, strong combination of lipid components forms a mechanical defense against skin irritants and bacterial infections while also helping to retain skin moisture.  Persons with a deficient skin barrier suffer from higher levels of moisture evaporating through their skin also known as trans-epidermal water loss (“TEWL”).  TEWL leads to dry, itchy, cracked skin which can then lead to further degradation of the skin’s barrier.  Deficient skin barrier function can be caused by both internal factors (i.e. genetic predisposition and/or immune system related misregulation) and external factors (i.e. radiation treatment and other skin irritants).

Since May 2005, we accomplished the following developments related to our Barrier Repair technology:

•                  Received 510(k) marketing clearance from the FDA for EpiCeram®, our first prescription barrier product candidate;

•                  Demonstrated that EpiCeram® accelerated skin barrier recovery in eczema patients afflicted with moderate to severe symptoms compared to untreated patients in a small but statistically significant third party study.  The objective measurement of this study showed that there was 100% reduction in itch, an over 50% reduction in dry skin, over 36% reduction in scaliness and an over 37% reduction in irritation/inflammation (each at the 3 and 6 hour measurement points after applying EpiCeram®);

•                  Completed a 113 person clinical study to compare the efficacy of EpiCeram® to Cutivate®, a commonly prescribed mid strength steroid, in children with moderate to severe eczema.  In the study, we demonstrated that there was no significant statistical difference in efficacy between EpiCeram® and Cutivate® in treating the symptoms of eczema after 28 days of treatment.  More detailed study results were as follows:

Study Design

The study was an investigator-blinded, randomized controlled study conducted at five centers which evaluated a total of 113 patients in two groups of children (ages 6 months to 18 years) with moderate-to-severe eczema treated with either Cutivate® Cream, a mid-potency topical steroid, or EpiCeram®.  The study was primarily conducted during the winter months of December (‘06), January (‘07) and February (‘07).

Primary and Secondary Outcome Measures

According to the protocol, the primary outcome measure was the change in mean SCORAD score measured at Day 28 as compared to the baseline.  The protocol’s secondary efficacy parameters were:

•                  Percentage of subjects reaching clear or almost clear on Investigator’s Global Assessment (IGA) at Day 28;

•                  Change in patient reported assessments of pruritus (itch); and

•                  Change in patient reported assessment of disturbance of sleep habits.

Study Results

Primary Outcome Measure (change in mean SCORAD score measured at Day 28 compared to Baseline)

Daily (twice) applications of both Cutivate® Cream and EpiCeram® produced significant reductions in SCORAD scores at Day 28 compared to baseline values.  Daily (twice) applications of EpiCeram® produced statistically significant improvement of eczema after 28 days with a reduction in SCORAD scores of 56.41% from baseline.  Daily (twice) applications of the comparator product, Cutivate® cream, also produced statistically significant improvement of eczema after 28 days with a reduction in SCORAD scores of 68.77%.  Statistical comparison of the treatment effects (SCORAD scores) showed no statistically significant difference between treatment effects after 28 days of treatment.

Secondary Outcome Measures

A.            Percentage of subjects reaching clear or almost clear on IGA at Day 28

Assessment of the disease progression showed significant improvements in the IGA scores over time for both EpiCeram® and Cutivate® cream with 61.1% of the EpiCeram® patients assessed as clear or almost clear after 28 days of treatment and 76.2% of the Cutivate® cream patients being assessed as clear or almost clear at Day 28.  Comparison of the disease progression results for both treatments showed no statistically significant difference between EpiCeram® and Cutivate® cream after 28 days of treatment.

B.            Assessment of Pruritus

Patient reported assessments of pruritus also showed significant improvement from baseline after 28 days of treatment for both EpiCeram® (3.54 change from baseline) and Cutivate® cream (3.75 change from baseline).  No statistically significant differences were found between treatments after 28 days of treatment.

C.            Assessment of Sleep Habits

Patient reported assessments of sleep habits also showed significant improvement from baseline after 28 days of treatment for both EpiCeram® (2.63 change from baseline) and Cutivate® cream (2.81 change from baseline).  No statistically significant differences were found between treatments after 28 days of treatment.

Safety

The investigators concluded that use of EpiCeram® was safe for use under the conditions of the study.  There were no serious adverse events reported in the study, all but one of the reported adverse events was either mild or moderate and all were consistent with the symptoms of eczema.  The investigators recommended that four EpiCeram® patients experiencing adverse events temporarily discontinue use of the product.  Two of these patients fully resolved.  The investigators made no recommendation that any of the Cutivate® patients discontinue use.

•                  Entered into the DRL Agreement to commercialize EpiCeram®; and

•                  Completed patient enrollment in a 36 person pilot study comparing the efficacy of EpiCeram® to Elidel®, a commonly prescribed drug for treating patients with mild to moderate eczema.  Data from this study is awaiting statistical analysis.

PRODUCTS AND PRODUCT CANDIDATES

Our product candidates require clearance by the FDA and in certain cases extensive clinical evaluation before we can sell them either directly or via partners.  Any product or technology under development may not result in the successful introduction of a new product.

Cerashield™ Antimicrobial Technology

We believe that our Ceragenin™ class of compounds has the potential to be a solution for combating nosocomial infections.  For information on our Cerashield™ technology, see the discussion under the heading “Our Strategy.”  We believe that Cerashield™ coatings can receive regulatory approval as medical devices under Pre-Market Approval (“PMA”) regulatory filings (see Government Regulation).  However, there is no assurance that the FDA will agree with our conclusions.

We are not doing any new drug development unless that development is funded by potential collaboration partners or under potential grant applications.

Barrier Repair

EpiCeram®

EpiCeram® is a prescription only product intended for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier and we believe current therapies are viewed as either lacking effectiveness or in need of improvement.  For more information on EpiCeram®, see the discussion under the heading “The Company.”

NeoCeram™

NeoCeram™ is a pediatric barrier repair cream intended to help create a skin barrier in premature infants and neonates.  Infants born prematurely enter the world without fully formed skin barriers.  As lung surfactant therapy has pushed back the age of viability to 23 weeks of gestational age, the lack of an adequate skin barrier is now of critical importance to morbidity and mortality in this at-risk population.  We believe that by providing the topical equivalent of a skin barrier that these infants will develop more rapidly, be at lower risk for bacterial infections and sepsis, and spend less time in the neonatal intensive care unit thereby significantly reducing the costs incurred by the health care system to care for these infants.  We believe that our 510(k) approval for EpiCeram® will allow us to market NeoCeram™ if we use an identical formulation.  We currently plan on using an identical formulation for NeoCeram™ however the product will be packaged for single dose use.  We plan to complete development and commence a clinical study for NeoCeram™ during 2008.  Our ability to commence the study is dependent upon receiving institutional review board (“IRB”) approval, which cannot be assured.  In the event that we cannot use the EpiCeram® 510(k) clearance to market NeoCeram™, we will have to seek clearance from the FDA using a separate 510(k) application or we will have to file a PMA or a New Drug Application (“NDA”) (see Government Regulation) which will result in a longer and more costly approval process.

PRODUCT MARKETS

Ceragenin™ Based Products Cerashield™ Antimicrobial Coatings

Every year, approximately 1 million Americans acquire infections while hospitalized as the result of implantation of medical devices such as urinary catheters, central venous catheters, endotracheal tubes, pacemakers, orthopedic implants and fixator pins.  These devices act as focal points for bacterial adhesion, growth and infection.  Certain of these infections have lethal consequences resulting in over 50,000 deaths each year while non-lethal infections prolong hospital stays, complicate recoveries and increase costs.  It has been estimated that the cost of treating medical-device related infections run into the billions of dollars annually.  Medical device related infections are becoming of even greater concern in recent years as a result of the development of an increased number of multiple drug resistant bacterial strains particularly in the hospital setting, which are proving increasingly difficult to safely and successfully treat.  Nearly every implantable medical device is susceptible to infections by a variety of pathogens, with implantable devices estimated to account for over 50%  of all nosocomial infections.  Depending on the length of time a medical device is present in the body, the likelihood for a biofilm related infection increases, and biofilm based infections typically require dramatically higher antibiotic concentrations to treat.  For example, it has been estimated that up to 90% of bloodstream infections in the hospital setting are related to the use of some type of intravascular medical device.  While many factors contribute to the medical device related infection rate, including health care worker hand washing and training procedures, sterilization protocols, and prophylactic use of antibiotics, the development of catheter wound dressings and antimicrobial technology for medical devices aimed at helping to prevent the development of device-related infections is an area of growing interest.  Current antimicrobial coatings are extremely limited and in general do not provide very effective long-lasting antimicrobial protection.

Medical device markets are large and we believe that currently available methods for combating the higher incidence of infection associated with those devices lack effectiveness.  For example, each of the following segments of the medical device market has annual sales over $100 million and has also been reported to have infection rates in the 1% to 30% range: urinary catheters, central venous catheters, dental implants, fracture fixation (including fixator pins and orthopedic implants), and pacemakers.  There are a variety of additional attractive market segments with unmet antimicrobial coating needs including segments such as endotrachael tubes, antimicrobial medical sponges, and wound dressings.  We believe that there is a large opportunity for introducing a new generation catheter, wound dressing or antimicrobial coating that is safe, effective and provides longer lasting protection than available product offerings.

Barrier Repair Products

EpiCeram®

Atopic Dermatitis

An estimated 15 million Americans suffer from the disease Atopic Dermatitis, which is commonly known as eczema.  Eczema is the leading skin disease of childhood and 65% of those affected show clinical symptoms by 6 months of age.  The skin of eczema patients becomes extremely itchy and inflamed, causing redness, swelling, cracking and scaling.  The skin can become so severely irritated, patients often scratch themselves until they bleed, leading to a secondary infection.  Histological analysis of the skin of eczema patients reveals a global deficiency in epidermal lipids (ceramides, cholesterol and essential fatty acids) with a marked deficiency of ceramides.  This lack of epidermal lipids leads to a defective skin barrier.  Normalizing the barrier is the key to successful treatment.  The work of our Chief Scientific Officer, Dr. Elias, has shown that topical application of an optimal molar ration of these epidermal lipids can correct the skin barrier abnormality.  We believe that EpiCeram® will greatly reduce skin irritation, quickly reduce itch, and help to restore a more normal skin barrier than currently available products.  While there are multiple products and treatments for eczema, the most commonly prescribed treatments are immune system suppressants or steroids both of which have well recognized undesirable side effects.  Immunomodulator drugs used for treating eczema recently received a black box safety warning from the FDA that is resulting in a substantial decline in sales for these products since 2004, when they combined had over $500 million in sales.  EpiCeram® is non steroidal and is not an immunomodulator The current market size for eczema treatments is believed to be between $800 million and $900 million annually in the U.S. alone.

Irritant Contact Dermatitis

The irritant contact dermatitis market includes medical conditions precipitated by a variety of factors including allergens, chemicals, and harsh soaps/detergents in combination with a patient’s skin type and immunological status.  Irritant contact dermatitis is a skin dermatosis in which allergic agents trigger the immune system or sustain the pathophysiology of this skin disease.  Patients with chronic occupational dermatitis and hand eczemas are often included within this general category of skin dermatoses.  While the precipitating factors may vary, a common element of this medical condition is a barrier dysfunction in which either the original lack or acquired lack of sufficient barrier function results in a variety of dermatitis type symptoms.  Many of the same types of prescription and non-prescription products are utilized in treating irritant contact dermatitis and this market is believed to be of significant size relative to the eczema market discussed previously.  However, we have no current plans for a clinical study to explore the efficacy of EpiCeram® for this application.

Radiation Dermatitis

It is estimated that 700,000 patients a year develop some degree of radiation dermatitis in the U.S. as the result of radiation therapy.  Radiation dermatitis is an acute phenomenon that correlates with the disruption of the skin’s barrier function and results in an increase in the risk of infection, discomfort and pain, which in some cases may necessitate the interruption of treatment to allow for healing.  This can compromise the final outcome of cancer therapy.  We believe that there is no current effective treatment for radiation dermatitis.  We believe that EpiCeram® may reduce the incidence and severity of radiation dermatitis and may represent an important new therapy paradigm for patients.  However, we have no current plans for a clinical study to explore the efficacy of EpiCeram® for this application.

Other Dry Skin Conditions

A wide variety of additional dry skin conditions may prove responsive to EpiCeram® therapy.  One of these conditions, pruitius associated with End Stage Renal Disease, is estimated to be common among the estimated 400,000 Americans a year who undergo treatment at hemodialysis centers for End Stage Renal Disease.  This patient population is growing rapidly (as the baby boomers age) and is expected to reach 600,000 by 2010.  It is estimated that as many as 70% of these patients suffer from a severe itch (also known as pruritus).  The prevalence of itch increases with deteriorating renal function but does not improve significantly with dialysis.  The pruritus is independent of the duration of dialysis or cause of renal failure.  Recent research has shown a direct correlation between skin barrier integrity and severe itch.  Based on this research, we believe that use of EpiCeram® will improve skin texture and reduce itch.  We do not believe there is a current effective treatment for this condition.  However, we have no current plans for a clinical study to explore the efficacy of EpiCeram® for this application.

Our 510(k) clearance allows EpiCeram® to be marketed for all of the indications listed above.

NeoCeram™

It is estimated that 80,000 infants a year are born in the U.S. under 32 weeks of gestational age.  Infants under 32 weeks lack a fully developed skin barrier.  Pre term infants spend an average of 56 days in the neonatal intensive care unit (“NICU”) at a total cost estimated to be $18 billion annually in the United States.  The lack of a fully formed barrier increases the risk of infections (sepsis) and other medical complications due to excessive trans-epidermal water loss.  Pre term infants who develop sepsis (20%) spend an additional 19 days in the NICU.  NICUs receive capitated payments for treating premature infants so any reduction in the length of stay positively affects the institution’s profitability.  At present, the standard of care for such infants is to place them in a warmer in a high humidity environment.  We believe that if the data shows a significant benefit in the use of NeoCeram™ (for example, reduction of length of stay in the NICU or reduction of bacterial infections), then there is the possibility of rapid adoption of it by the 600 neonatologists in the United States.  We plan to commence a clinical study to determine the efficacy of NeoCeram™ sometime during 2008.  Our ability to conduct this trial is dependent upon receiving IRB approval, which cannot be assured.  Under the terms of the DRL Agreement, we have retained the rights to market NeoCeram™ .

SALES AND MARKETING

We currently do not have any sales and marketing personnel.  We do not anticipate hiring a significant number of sales and marketing personnel unless we choose to commercialize products using an internal salesforce.

COMPETITION

Ceragenins™

The pharmaceutical industry is highly competitive and includes a number of established, large and mid-size companies, as well as smaller emerging companies, whose activities are directly focused on our target markets.  Nearly all of these companies have far greater financial and human resources than we do as well as more experienced management teams.  If approved, we expect to compete primarily on the efficacy and safety of our planned products.  However, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace.  These developments may render our product candidates or technologies obsolete or noncompetitive.  While the initial in vitro data generated against a wide variety of infectious agents appears to be promising for selected Ceragenin™ candidates, it is still too early in the development process to be able to assess the likelihood for successful pre-clinical and clinical development of these compounds.  Many companies are developing or have recently developed new antibiotic therapies, including Cubist Pharmaceuticals, Inhibitex, Wyeth and others.  In addition, several companies are working to commercialize antimicrobial peptides or their analogs as either prescription drugs or antimicrobial coatings, including Polymedix, Helix Biomedical, Demegen and others.

We expect our Cerashield™ technology to compete primarily with other anti-infective coating technologies designed to reduce the infection rates.  Competitive product offerings would include the following products: products from C.R. Bard such as Agento Endotracheal Tubes; Bardex IC Foley Catheters with Bacti-Guard® silver and hydrogel coating; Bardex® IC Catheters with a silver hydrogel coating; and Lubri-Sil® Foley Catheter line of silicone catheters with an antimicrobial and hydrogel coating.  Competitive entries from Angiotech, Inc. include their recently cleared central venous catheter based on 5-FU and other 5-FU products under development.  Competitive entries from The Kendall Company include their DOVER® 100% Silicone Foley Catheters as well as their DOVER Silver catheters which incorporates OMNION® silver ion technology coupled with a hydrogel coating.  Competitive entries from Rochester Medical include their RELEASE-NF® Catheter line which has a nitrofurazone coating.  Competitive offerings from Arrow International Inc. include their Gard I and Gard II coatings containing chlorhexidine + silver sulfadiazine.  Competitive offerings from Cook Critical Care include their SPECTRUM® line of antimicrobial polyurethane catheters containing minocycline and rifampin.  The omiganan pentahydrochloride gel under development by Cadence Pharmaceuticals as well as a variety of other new antibiotic or antimicrobial coating based products which may be under development at other firms could also become future competitors.  While we expect to compete based primarily on the greater spectrum of efficacy against infectious agents and longer duration of activity, it is too early to know whether the Cerashield™  technology under development will be approved for use in target medical device segments of greatest interest and unmet medical needs.

Barrier Repair

We expect to compete on, among other things, the efficacy of our products, the reduction in adverse side effects experienced when compared with certain current therapies, and more desirable patient treatment regimens.  Competing successfully will depend on our ability to demonstrate efficacy of our products through clinical trials, our ability to convince opinion leaders and prescribing physicians of the advantages of our products, and having sufficient financial resources to adequately market our products.  In addition, our ability to compete may be affected by our ability to obtain reimbursement from third-party payors.  The clearance of EpiCeram® as a 510(k) medical device also limits the type of claims initially associated with the promotion of the product until such time as additional clinical trials, the outcomes of which cannot yet be certain, have been concluded supporting broader claims.

Although we believe that our product candidates will have favorable features for the treatment of their intended indications, existing treatments or treatments currently under clinical development that also receive regulatory approval may possess advantages in competing for market share.

Our first product, EpiCeram®, is indicated for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis, irritant contact dermatitis, radiation dermatitis, and dry skin.  Accordingly, it will compete with well established products such as Elidel® from Novartis AG, Protopic® from Fujisawa, Atopiclair® from Sinclair Pharmaceuticals, MimyX® from Steifel Laboratories as well as a variety of topical steroids and skin emollients.  We believe that the limitations established by the FDA on prescribing steroids and immunosuppressants to children under the age of two years of age will provide EpiCeram® with a competitive advantage in the market to children in this age category with symptoms of eczema.

LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

License Agreement with the Regents of the University of California

Osmotics entered into an exclusive license agreement with the Regents of the University of California (the “Regents”) for the Barrier Repair technology on June 28, 2000.  The license agreement grants exclusive U.S. and international rights to issued patent 5,634,899 – “Lipids for epidermal moisturization and repair of barrier function.”    The patent expires in July 2014.  In connection with the Merger, Ceragenix Corporation was substituted in place of Osmotics as the licensee under the agreement.  The license agreement provides Ceragenix Corporation with the worldwide exclusive right to commercially develop, use and sell therapeutic and cosmetic applications for the Barrier Repair technology.  Under the terms of a sublicense agreement with Osmotics, Ceragenix Corporation agreed that Osmotics will retain the license rights for all cosmetic, non-prescription applications (as defined in the sublicense agreement).  The rights of Ceragenix Corporation under the license agreement are subject to a non-exclusive, irrevocable, royalty free license to the U.S. Government with the power to grant a license for all governmental purposes.  Unless terminated earlier by Ceragenix Corporation for any reason or by the Regents due to Ceragenix Corporation’s breach, the license agreement continues until the date of expiration of the last to expire patent licensed under this agreement.  Ceragenix Corporation is obligated to pay the Regents, on an annual basis, the greater of $50,000 or five percent of net sales (as defined in the agreement) of products derived from the Barrier Repair technology.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  In addition, the agreement requires Ceragenix Corporation to reimburse the Regents for legal expenses associated with patent protection and expansion.  Under the sublicense agreement with Osmotics, Osmotics is required to reimburse Ceragenix Corporation in an amount equal to one-half of the minimum royalty described above, unless royalty payments made by the Ceragenix Corporation exceed the minimum royalty, in which case Osmotics is required to pay Ceragenix Corporation an amount equal to 5% of net sales of Osmotics products using the Barrier Repair technology.  Osmotics is also required to reimburse Ceragenix Corporation for one half of the legal fees charged to it by the Regents.  Additionally, the Sublicense Agreement grants Ceragenix Corporation the right, at its sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 when the Company consummates either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram®; and $516,000 due if and when the Company chooses to exercise the purchase option.  The two payments of $50,000 were made during the third and fourth quarters of 2006.  Under the terms of the DRL Agreement, we are required to repurchase the Triceram® formulation by November 2008.

License Agreement with the Brigham Young University

On May 1, 2004, Osmotics Corporation and Ceragenix Corporation entered into an exclusive license agreement with Brigham Young University (“BYU”) for the intellectual property rights to the Ceragenin™ technology.   The exclusive license agreement grants the U.S. and international rights to U.S. composition of matter patents: 6,350,738, 6,486,148 and 6,767,904 which are in effect until 2022.   In connection with the Merger, Osmotics was removed as a co-licensee and Ceragenix Corporation is now the sole licensee under the agreement.  The license agreement provides Ceragenix Corporation with the worldwide exclusive right to develop, use and sell all applications based on the Ceragenin™ technology until May 1, 2006.  After May 1, 2006, the exclusive license extends only to those applications for which Ceragenix Corporation has conducted research or engaged in substantial commercialization efforts, including research or commercialization by strategic partners and sublicensees.  To date, we have conducted research related to the Ceragenin™ technology for use as an antibiotic, antiviral agent, anticancer agent and antifungal agent.  We believe such research meets the application definition to preserve exclusivity under the agreement.  The rights of Ceragenix Corporation under the license agreement are subject to the right of BYU and the Church of Jesus Christ of Latter day Saints and the Church Education System to use the technology for continuing research and non-commercial academic and ecclesiastical uses without cost.

The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  Unless terminated earlier by Ceragenix Corporation for any reason or by BYU due to Ceragenix Corporation’s breach, the license agreement terminates on the date of expiration of the last valid claim of any patent included in the technology.  The underlying patents and license agreements with the Regents and BYU are critically important to the Company’s business prospects.  We have no proprietary technologies outside of these agreements.  The loss of either of these license agreements, or if the underlying patents were declared invalid or could not be protected, would result in a material adverse effect on the Company.

TRADEMARKS

We believe that trademark protection is an important part of establishing product and brand recognition.  The United States Patent and Trademark Office has approved EpiCeram® as a registered trademark and the following applications for registration subject to final approval of statements of use: NeoCeram™, Ceracide™, Ceragenins™, Ceragenix™ and Cerashield™.  United States federal registrations for trademarks remain in force for ten years and may be renewed every ten years after issuance, provided the mark is still being used in commerce.  However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations.  If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks and service marks could be impaired.

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

Federal, state and international regulatory bodies govern or influence, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution.  Accordingly, initial and ongoing regulation by governmental entities in the United States and other countries is a significant factor in the production and marketing of any pharmaceutical products that we may develop.

We expect that all of our prescription pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them.  The nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products.  Prescription products can be cleared as either medical devices or new drugs.  The clearance process for medical devices is typically shorter and less expensive than for a new drug.  Within the medical device category, there are two approval paths: 510(k) or PMA.  Typically, the 510(k) path is shorter and less expensive than the PMA.  The 510(k) process is an abbreviated approval process that typically does not require clinical studies.

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

We received marketing clearance for EpiCeram® under 510(k).  We also believe that the EpiCeram® 510(k) approval will allow us to market NeoCeram™ if we use an identical formulation.  We currently plan on using an identical formulation for NeoCeram™, but the product will be packaged for single dose use.  However, there is no assurance that the FDA will agree with our conclusion that the 510(k) clearance for EpiCeram® can be extended to permit marketing of NeoCeram™.  If the FDA does not permit us to market NeoCeram™ under the EpiCeram® 510(k) clearance, our plan for marketing and selling NeoCeram™ may be significantly delayed.

We believe that the appropriate approval path for our Cerashield™ antimicrobial coatings will be through the process established for medical devices.  We base this belief on the guidelines published by the FDA as well as the approval paths followed by other antimicrobial coatings.  In June 2006, the FDA notified us that a Ceragenin™ wound dressing would be regulated as a device and we believe that the same fact pattern would apply to antimicrobial coatings.  However, there is no assurance that the FDA will agree that Cerashield™ should be regulated as a medical device.  Systemic, topical and inhaled applications of the Ceragenins™ will be considered new drugs by the FDA and require the submission of an Investigational New Drug Application and a NDA.

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

Manufacturing

The FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of pharmaceutical products before providing approval to market a product.  If after receiving clearance from the FDA, we make a material change in manufacturing equipment, location, or process, we may have to undergo additional regulatory review.  We must apply to the FDA to change the manufacturer we use to produce any of our products.  We and our contract manufacturers must adhere to current Good Manufacturing Practices (“cGMP”) and product-specific regulations enforced by the FDA through its facilities inspection program.  The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes after the initial approval.  If, as a result of these inspections, the FDA determines that our (or our contract manufacturers’) equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek sanctions and/or remedies against us, including suspension of our manufacturing operations.  If approved, we do not plan on manufacturing any of our products using in-house facilities.  Rather, we will outsource the manufacturing to experienced contractors with approved, cGMP facilities.

Post-Approval Regulation

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

Pharmacy Boards

It is possible that we could be required to be licensed with the state pharmacy boards as either a manufacturer, wholesaler, or wholesale distributor.  Many of the states allow exemptions from license if our products are distributed through a licensed wholesale distributor.  We believe that we will be exempt from registration for EpiCeram® as a result of DRL’s distribution licenses.  The regulations of each state are different, and receiving a license in one state will not authorize us to sell our products in other states.  Accordingly, we will have to undertake an annual review of our license status to ensure compliance with the state pharmacy board requirements.  We are currently not licensed with any state pharmacy board.

Fraud and Abuse Regulations

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  The Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services has provided guidance that outlines several considerations for pharmaceutical manufacturers to be aware of in the context of marketing and promotion of products reimbursable by the federal health care programs.  Effective July 1, 2005, pursuant to a new California law, all pharmaceutical companies doing business in California will be required to certify that they are in compliance with the OIG guidance.

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

EMPLOYEES

As of March 27, 2008, we had six full-time employees and one part time employee.  We do not carry key man life insurance on any of our employees.  We are not part of any collective bargaining agreement.  There have been no work stoppages and we believe our employee relations are good.

Item 1A.                 Risk Factors

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

We believe that existing cash on hand, in combination with expected cash receipts from the DRL Agreement, will be sufficient to meet our presently anticipated working capital and operating requirements through at least December 31, 2008.  This assumes the following: (i) convertible notes with a principal amount of $3,102,189 that mature on June 30, 2008 are converted into shares of common stock prior to the maturity date or the maturity date is extended by the holders; (ii) we will be able to make the monthly principal payments of $220,000 due under our convertible debentures beginning June 30, 2008 with shares of common stock in lieu of cash; (iii) we will not have to refund the milestone payment for Specified Event 1 (See “Outlook” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) received pursuant to the DRL Agreement and (iv) we will receive the milestone payments for Specified Events 2 and 3 under the DRL Agreement by the end of the third quarter of 2008.  The willingness of the convertible note holders to convert their notes into shares of common stock or extend the maturity date of the notes will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  There is no assurance that the convertible notes will be converted into shares of common stock or that the maturity date will be extended.  It is uncertain whether we will have sufficient cash to repay this obligation on the maturity date.  While the terms of the convertible debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Form 10-K, we do not meet these conditions.  However, it is possible that market conditions could change by June 30, 2008.  We will not have sufficient cash to make these monthly payments and fund our planned operating activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the convertible notes and debentures.  Additionally, there is no assurance that we will satisfy all of the conditions necessary to receive our milestone payments from DRL.  These uncertainties create substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay our debt, or if we do not receive our milestone payments within the timeframes that we expect, we will be required to raise additional capital.  There is no assurance that we will be successful in our effort to raise additional capital if necessary.  Further, even if we are successful in raising additional capital, it may be on terms that results in substantial dilution to our shareholders.  If we are unsuccessful in raising additional capital we may not be able to continue our business operations and our securities may have little or no value.

We cannot predict our future capital needs and we may not be able to secure additional financing.

Our projection of future capital needs is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect.  As a result, our financial resources may not be sufficient to satisfy our future capital requirements.  Should these assumptions prove incorrect, there is no assurance that we can raise additional financing on a timely basis or on favorable terms.  If funding is insufficient at any time in the future, we may not be able to repay our debt obligations, develop or commercialize our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

If we are unable to comply with our obligations to our debt holders, our debt holders could foreclose on our assets and force us out of business.

As of December 31, 2007, we had $8,602,189 outstanding in secured convertible debt.  Repayment of these obligations is secured by a first lien on all of our assets, including all of our intellectual property rights and intellectual property licenses.  As noted above, $3,102,189 of this debt is due and payable on June 30, 2008.  Additionally, the remaining debt requires monthly principal payments of $220,000 commencing June 30, 2008.  It is uncertain whether we will have sufficient cash to pay these obligations when they become due.  If we are unable to make timely payment of principal or interest on these securities, or if we default on any of the other covenants or other requirements of our debt agreements, the debt holders will be able to foreclose on our assets by which their debts are secured.  Such foreclosure would likely force us out of business.  Furthermore, if the debt holders choose to convert their debt into shares of common stock it is possible that the sale of such shares could have a depressive effect on the share price of our common stock.

Recent interpretations by the SEC of Rule 415 of the Securities Act may affect our ability to register securities on a delayed or continuous basis.

Recently, the SEC provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The implication is that private placements by companies in which a large amount of securities become eligible for resale, in comparison to the company’s public float, will be considered primary offerings in which the investors are considered the underwriters.  As a primary offering, resales of such securities must be made by the selling securityholders at a fixed, pre-determined price, and are not eligible to be sold into the trading market from time to time at prevailing prices.  In the private placement, investors would be required to choose one price at which to re-sell all of their shares purchased from the issuer and would not profit from subsequent price increases, if any.  As this practice will restrict an investor’s ability to invest in and profit from private placements, we can provide no assurance that this limitation on our ability to register securities underlying our private placements will not impact our ability to raise capital in the future through private placements.

Until such time as Osmotics consummates its planned exchange offering (see discussion below), our public float for Rule 415 purposes excludes the 10,700,000 shares of common stock Osmotics has placed in escrow.  As a result, it further limits the number of underlying shares sold in a private placement that we can register at any one time.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.  This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  If we are unable to raise additional capital in private placement transactions, it could have a material adverse affect on our liquidity and business prospects.

A substantial number of our outstanding common shares are controlled by one shareholder.

Osmotics owns 10,917,601 shares of our common stock and preferred shares that are convertible into an additional 1,000,000 shares of common stock.  Osmotics has placed 10,700,000 shares of the common stock and all of the preferred stock into escrow for a planned common stock exchange with their shareholders and debtholders.  Pursuant to a registration rights agreement we have with Osmotics we were obligated to register such shares with the SEC.  We filed such a registration statement in February 2007, however, based on discussions with the SEC, we withdrew such registration statement.  After subsequent discussions with the SEC, we believe that we will have to register the Osmotics exchange transaction on Form S-4 in order to avoid Rule 415 limitations.  We cannot file the S-4 until Osmotics comes to an agreement with its debtholders regarding how many of the escrowed shares will be used to satisfy their debt obligations.  We do not know when Osmotics will complete this negotiation.  Osmotics has signed a limited standstill agreement which requires that the shares currently held in escrow be released into the trading market over a 24 month period commencing on the later of June 30, 2008 or the consummation of the planned exchange.  Once these shares have been registered and distributed by Osmotics, such shares will be freely tradable and could have a depressive effect on the price of our stock.  The recipients of these shares will be subject to the provisions of the limited standstill agreement.  Additionally, the planned release of these shares into the trading market could prevent or limit our ability to raise additional capital during this time period.

Our convertible debt agreements contain repricing provisions.

Our secured convertible debt agreements contain provisions that provide for the conversion price of the debt to be reduced under certain circumstances.  In the event that the conversion price of such debt is reduced, the holders will receive more shares of our common stock upon conversion of the debt than they would with the current conversion price.  This would result in current shareholders experiencing dilution to their holdings and could result in a depressive effect on the share price of our common stock.  Upon filing our Quarterly Report on Form 10-QSB as of and for the periods ended March 31, 2007 and June 30, 2007, the conversion price of our convertible debt securities was reduced.  There is no assurance that further conversion price reductions will not take place in the future.

The DRL Agreement can be terminated if we cannot produce commercial quantities of shelf stable product.

As of the date of this Form 10-K, we have only manufactured EpiCeram® in non commercial quantities.  The anticipated launch of EpiCeram® in the United States could be delayed if our contract manufacturer is unable to scale-up to produce commercial quantities of EpiCeram® for launch.  In the event we are unable to provide commercial launch quantities of EpiCeram®, DRL has the right to pursue certain remedies pursuant to the DRL Agreement, including seeking a refund of $1,500,000 of the Non-Sales Milestone payments and terminating the DRL Agreement.  There is no assurance that our contract manufacturer will be successful in scaling up production quantities to those necessary for commercial launch.   If DRL sought a refund of $1,500,000 of Non-Sales Milestones and/or terminated the DRL Agreement, it could have a material adverse effect on our liquidity and results of operations.

Our near term revenues will be dependent upon the efforts of DRL.

The commercial success of EpiCeram® will in large part be dependent upon the efforts of DRL.  While we believe that DRL is committed to providing the necessary resources to promote and market EpiCeram® to prescribing physicians and patients, there is no assurance that DRL will do so.  We cannot terminate the agreement if sales do not reach our expectations.

We do not know whether EpiCeram® will be reimbursed by third party payors.

The market acceptance of EpiCeram® will in part depend upon the amount of reimbursement coverage third party payors will provide for EpiCeram®.  Under the terms of the DRL Agreement, DRL is responsible for managing the reimbursement process.  As of the date of this Form 10-K, we do not know what level of reimbursement will be provided for EpiCeram®, if any.  If third party payors do not provide sufficient reimbursement for EpiCeram®, it may inhibit physicians from prescribing and/or prevent certain patients from purchasing the product.  Additionally, inadequate reimbursement coverage could result in DRL having to reduce the sales price per unit.  All of these factors would result in reducing our revenues from EpiCeram®.

The patents underlying our Barrier Repair technology have relatively short patent lives remaining.

The patents underlying EpiCeram® will expire in July 2014, which will serve to limit the revenues we will be able to generate from this product.

Our anti-infective products are at a very early stage of development.

Our Ceragenin™ technology is at a very early stage of development.  While we have received encouraging results from testing the technology in vitro, there is substantial additional development to be done as well as preclinical and clinical testing before we can market a product.  We have only recently begun certain animal model testing.  We currently do not have sufficient cash on hand to develop this technology as rapidly or extensively as we would like.  Accordingly, there may be delays in developing this technology.  Additionally, as of the date of this Form 10-K, we have very limited data on toxicity.  See the discussion under the heading “Government Regulation.”  As we progress through the development and approval process of different applications of the Ceragenin™ technology, there are numerous factors that could prevent us from ever generating revenue from the Ceragenin™ technology.  Accordingly, there is no assurance that the Ceragenin™ technology will ever generate revenue for us.

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

We have licensed patents and proprietary technologies owned by third parties under two license agreements.  These agreements may be terminated if we fail to perform our obligations under these licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements.  Our inability to continue to license these technologies could materially adversely affect our business, prospects, financial condition, and operating results.  In addition, our strategy depends on the successful development of these licensed technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to market and sell our products, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Osmotics has sublicensed certain rights in the Barrier Repair technology.

Osmotics, the former parent company of our subsidiary Ceragenix Corporation, will continue to retain the rights to non prescription applications of the Barrier Repair technology pursuant to a sublicense agreement.  While we have entered into a non-compete agreement with Osmotics related to this technology, and the DRL Agreement requires us to purchase a potentially competing product from Osmotics by November 2008, Osmotics has sublicensed certain non prescription rights for this technology to a third party.  The Osmotics sublicensee is limited to marketing their products to physician offices and medical spas in the United States.  However, our non-compete agreement with Osmotics does not apply to the sublicense.  While our management team believes that EpiCeram® is far superior to the efficacy the sublicensee’s current products, prescription status provides an advantage in the ability to sell therapeutic products, and the sublicensee currently does not target the eczema market with their products, no assurance can be given that the sublicensee will not dilute market share from EpiCeram® with its current products or products that they may develop in the future.

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

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials.  Without compelling supporting data, pharmacies and other dispensing facilities will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products.  While we believe that our products will be effective for our planned indications, there is no assurance that this will be proven in clinical trials.  The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs.  Our clinical trials for EpiCeram® took longer to complete than planned and our NeoCeram™ clinical trial has not yet commenced as originally planned.  Accordingly, any future clinical trials may not begin on time or be completed on schedule, if at all.  The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care.  The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

A clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors.

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes.  Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the cost, timing or successful completion of a clinical trial.  If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed.  In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.  Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.

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

Some of our ingredients come from sole source providers.

While we have supply agreements in place for certain key ingredients used in the formulation of our Barrier Repair products, two of these ingredients come from sole source providers.  To date, we have not had any difficulties in acquiring any of these ingredients.  While we believe that similar ingredients are available from other sources, there is no assurance that they will work as well as the ingredients currently used, and in certain cases, a change in ingredients could require us to receive clearance from the FDA.  Any delays in manufacturing resulting from an inability to purchase ingredients or waiting on FDA clearance could have a material adverse effect on our business prospects, financial condition and operating results.  Further, any reduction in product efficacy resulting from using alternative ingredients could also have a material adverse effect on our business prospects, financial condition and operating results.  Such delays or reduction in efficacy could result in DRL terminating the DRL Agreement.

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
•

If any of our future marketed products were to become the subject of problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

•

If any of our current or future marketed products become the subject of problems, including those related to, among others: efficacy or safety concerns with the products, even if not justified; unexpected side effects; regulatory proceedings subjecting the products to potential recall; publicity affecting doctor prescription or patient use of the product; pressure from competitive products; or introduction of more effective treatments.

For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products.  In the event of a recall or withdrawal of a product, our revenues would significantly decline.

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for our future products, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third-party payors.  Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations.  In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform.  Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates.  We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors.  Such studies might require us to commit a significant amount of management time and financial and other resources.  Our future products might not ultimately be considered cost-effective.  Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Governments continue to propose and pass legislation designed to reduce the cost of healthcare.

In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls.  For example, in December 2003, Congress enacted a limited prescription drug benefit for Medicare beneficiaries in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  Under this program, drug prices for certain prescription drugs are negotiated by drug plans, with the goal to lower costs for Medicare beneficiaries.  In some foreign markets, the government controls the pricing of prescription pharmaceuticals.  In these countries, pricing negotiated with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product.  Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability.  Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing.  Adoption of such legislation could further limit reimbursement for pharmaceuticals.

None of our potential products may reach the commercial market for a number of reasons.

Successful research and development of pharmaceutical products is highly risky.  Most products and development candidates fail to reach the market.  Our success depends on the discovery of new drugs or devices that we can commercialize.  It is possible that our potential products may never reach the market for a number of reasons.  They may be found to be toxic, ineffective or may cause harmful side effects during pre-clinical testing or clinical trials or fail to receive necessary regulatory approvals.  We may find that certain products cannot be manufactured on a commercial scale basis and, therefore, they may not be economical to produce.  Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.  We have a number of product candidates in various stages of development, but do not expect the majority of them to be commercially available for a number of years, if at all.  If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so.  Any problems or delays we experience in preparing for commercial-scale manufacturing of EpiCeram® or any other product candidate may impair our ability to manufacture commercial quantities, which would adversely affect our business.  For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time.  Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug or device substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.  Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production.  These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  Our manufacturers may not perform as agreed.  If our manufacturers were to encounter any of these difficulties, our ability to provide product to commercialization partners or product candidates to patients in our clinical trials would be jeopardized.  In addition, all manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements.  We have little control over our manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.  If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

The difficulty and cost of protecting our proprietary rights makes it difficult to ensure their protection.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

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

In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States.  The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position.  It is also possible that we may not have the financial resources to pursue infringement actions on a timely basis, if at all.  Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug or device candidates.  Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

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

Our corporate charter places certain limitations on director liability.

Our Certificate of Incorporation provides, as permitted by Delaware law, that our directors shall not be personally liable to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions.  These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against directors.  In addition, our Certificate of Incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

Members of our management have conflicts of interest.

Our directors, are, or may become in their individual capacity, officers, and directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.  Thus, the involvement of these individuals with such other business entities may create conflicts of interest including, among other things, time, effort, and corporate opportunity.  The amount of time that our directors will devote to our business will be limited.  Additionally, our Chief Executive Officer retains a significant ownership interest in Osmotics (approximately 10%) and is married to the Chief Executive Officer of Osmotics.  Accordingly, he is conflicted in all Company matters dealing with Osmotics.  Further, certain other officers and directors also retain small ownership interests in Osmotics (each less than 1%).  It is possible that Osmotics may have interests that are in conflict with our best interests.

The existence of outstanding convertible notes, options and warrants may impair our ability to raise capital.

At December 31, 2007, there were 17,806,329 shares of common stock issuable upon conversion of notes, debentures and preferred stock, and exercise of outstanding options and warrants at an average exercise price of $1.96.  During the life of the notes, debentures, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the notes, debentures, options, and warrants are outstanding may be adversely affected and the existence of the notes, debentures, options and warrants may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

There are trading risks for low priced stocks.

Our common stock is currently traded in the over the counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc.  As a consequence, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock.  The Securities and Exchange Commission (the “SEC”) recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three (3) years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three (3) years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

If our securities are not quoted on NASDAQ, or we do not have $2,000,000 in net tangible assets, trading in our securities will be covered by Rules 15(g)(1) through 15(g)(6) promulgated under the Exchange Act for non NASDAQ and nonexchange listed securities.  Under such rules, broker dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement in connection with any transaction.  Securities are exempt from these rules if the market price of the common stock is at least $5.00 per share.

Our ability to issue additional securities without shareholder approval could have substantial dilutive and other adverse effects on existing stockholders and investors in this offering.

We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval.  Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution to you as an investor in this offering.  In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.  As of December 31, 2007, we had outstanding options exercisable to purchase up to 4,805,750 shares of common stock at a weighted average exercise price of $1.65 per share, and outstanding warrants exercisable to purchase up to 6,146,477 shares of common stock at a weighted average exercise price of $2.21 per share.  Exercise of these warrants and options could have a further dilutive effect on existing stockholders and potential investors.

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                    Properties

Our principal offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202.  Our telephone number is (720) 946-6440.  We currently utilize office space provided by Osmotics pursuant to a shared services agreement under which we pay Osmotics $5,000 per month for office space and certain administrative services.  The shared services agreement expires on December 31, 2008.  We believe that our facility is adequate for its intended purpose.  Should we increase our staffing levels or should the shared services agreement expire without being extended, we will be required to locate additional or substitute office space, which we believe is readily available to us.  As manufacturing is contracted to third parties, we do not have, nor do we require, property for that purpose.

Item 3.                    Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows information about our executive officers as of March 27, 2008.

Name	Age	Position	Director/Officer Since
Steven S. Porter	58	Chief Executive Officer, Chairman and Director	2005
Jeffrey Sperber	43	Chief Financial Officer and Director	2005
Dr. Peter Elias	66	Chief Scientific Officer	2005
Carl Genberg	56	Senior Vice President	2005
Russell L. Allen	61	Vice President of Corporate Development	2005

Steven S. Porter has served as the Company’s Chief Executive Officer and Chairman since May 2005.  Prior to joining us, he served as Chief Executive Officer and Chairman of the Board of Osmotics from its inception in August 1993 until May 2005.  He served as a director of Osmotics Corporation through December 2007.  He has served as Chief Executive Officer and Chairman of Ceragenix Corporation since February 2002.  In January 1986, Mr. Porter and two other individuals founded GDP Technologies, Inc. (GDP), a medical imaging company, completing major strategic partnerships with Olympus Optical, Japan, GE Medical and Bruel & Kjaer, Denmark.  From that time until August 1993, Mr. Porter served as Executive Vice President of GDP.  Prior to 1986, Mr. Porter was the National Sales Manager for Protronyx Research, Inc., a large scale scientific computer systems company, working with the United States Department of Energy, United States Department of Defense, Boeing and the National Security Agency.  Mr. Porter has a Bachelor of Arts degree in Economics from UCLA.

Jeffrey S. Sperber has served as the Company’s Chief Financial Officer since May 2005.  Prior to joining us, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005.  He has served as Chief Financial Officer of Ceragenix Corporation since June 2004.  From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation.  From March 2001 through January 2004, Mr. Sperber served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000.  From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi family housing communities.  At USOL, Mr. Sperber led a successful public offering of USOL’s common stock.  From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., which was subsequently acquired by Comcast.  From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities.  From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado.  Mr. Sperber received a CPA license in the State of Colorado, which has since expired.

Dr. Peter Elias has served as the Company’s Chief Scientific Officer since May 2005.  Dr. Elias has served as Ceragenix Corporation’s Chief Scientific Officer since May 2004.  From 1975 through 2003, Dr. Elias was a Professor of Dermatology at the University of California, San Francisco where he most recently served as the Vice Chairman of the Department of Dermatology.  Between his tenure at the University of California and joining Ceragenix Corporation, Dr. Elias worked as an independent consultant and advisor.  Dr. Elias has published over 500 papers and has received numerous honors, awards and professional appointments as a result of his expertise in the field of dermatology.  Dr. Elias received his B.A. from Stanford University and his M.D. and M.S. from the University of California, San Francisco.

Carl Genberg has served as the Company’s Senior Vice President of Research and Development since May 2005.  Prior to joining us, he served as Senior Vice President, Research and Development and Business Development of Osmotics Corporation from August 1999 until May 2005.  He served as President of Ceragenix Corporation from February 2002 through December 2004 and as Senior Vice President of Research and Development for Ceragenix Corporation since January 2005.  Mr. Genberg has an extensive background in licensing and product development.  From 1989 to 1999, Mr. Genberg served in a variety of executive capacities with Neuromedical Systems, Inc., and its regional licensees, Cytology West, Inc. and Papnet of Ohio, Inc., medical imaging companies that applied artificial intelligence to the analysis of pathology samples.  Neuromedical Systems was a venture funded company whose major investor was Goldman Sachs Limited Partners Fund and which undertook an IPO in 1996 that raised over $100 million dollars.  Mr. Genberg was instrumental in the design of Neuromedical Systems’ FDA clinical study and the recruitment of key research investigators.  He has a Bachelor of Science Degree in Life Sciences from Cornell University and a Juris Doctor from the Ohio State University College of Law.  Mr. Genberg filed a Chapter 13 Petition in May of 2004 which was dismissed in 2006.

Russell L. Allen was appointed as our Vice President of Corporate Development in June 2005.  Prior to joining us, he worked as an independent consultant.  Previously, he served from 2002 to 2004 as Senior Vice President Corporate Development for Cellular Genomics Inc., a private drug discovery biopharmaceutical firm.  From 1997 to 2001, he served as Vice President, Corporate Development and Strategic Planning at Ligand Pharmaceuticals, where he was responsible for concluding a wide variety of business development transactions including major strategic alliances with pharmaceutical firms.  Between 1985 and 1996, Mr. Allen held senior positions with Sanofi Winthrop (including preceding corporate entities Sterling Winthrop and Eastman Pharmaceuticals), including being General Manager for Central American pharmaceutical operations and holding Vice President and Director level positions in business development and strategic planning.  Prior experience includes more than 10 years of marketing and business development related positions with Bristol Myers Squibb and Procter & Gamble in Rx, OTC, and nutritional products.  Mr. Allen received his B.A. from Amherst College and his MBA from the Harvard Graduate School of Business Administration.

PART II

Item 5.                   Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF OUR COMMON STOCK

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 3, 2004.  Prior to June 27, 2005, our trading symbol was “OSCE.”  On June 27, 2005, to reflect our new name, our trading symbol was changed to “CGXP.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The reported high and low bid and ask prices for the common stock are shown below for each quarterly period from January 1, 2006 through December 31, 2007 as derived from NASDAQ trading reports.

	Bid		Ask
	High	Low	High	Low
2006 Fiscal Year
Jan. 1 – Mar. 31, 2006	$5.35	$1.25	$5.45	$1.30
Apr. 1 – June 30, 2006	$3.90	$2.00	$4.00	$2.08
July 1 – Sept. 30, 2006	$2.29	$1.60	$2.33	$1.70
Oct. 1 – Dec. 31, 2006	$2.45	$1.53	$2.55	$1.55
2007 Fiscal Year
Jan. 1 – Mar. 31, 2007	$2.44	$1.20	$2.46	$1.55
Apr. 1 – June 30, 2007	$2.10	$1.65	$2.15	$1.70
July 1 – Sept. 30, 2007	$1.85	$1.06	$1.91	$1.10
Oct. 1 – Dec. 31, 2007	$1.85	$0.92	$1.94	$0.95

The bid and ask prices of our common stock as of March 26, 2008 were $.98 and $1.02, respectively, as reported on the Bulletin Board.  The Bulletin Board prices are bid and ask prices which represent prices between broker dealers and do not include retail mark ups and mark downs or any commissions to the broker dealer.  The prices do not reflect prices in actual transactions.  As of March 26, 2008, there were approximately 800 record owners of our common stock.

Our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.”  Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission.  That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.                  Selected Financial Data

Not Applicable

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2007 and December 31, 2006. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology.  Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology.  For accounting purposes, the Company has been classified as a development stage enterprise.  All of our planned products require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first product, EpiCeram™.  In November 2007, we entered into an exclusive supply and distribution agreement with DRL for the commercialization of EpiCeram® in the United States.

RESULTS OF OPERATIONS AND CERTAIN EVENTS DURING 2007 AND 2006

Our historical operating results consist primarily of expenditures on corporate activities, research and development costs, payments due under our license agreements and interest expense.   In order of magnitude, our expenditures have generally consisted of the following cash expenses:

•                  Payroll and related costs;

•                  Fees paid to third parties for clinical trials and other development costs;

•                  Interest;

•                  Professional fees (legal and accounting);

•                  Licensing fees;

•                  Travel;

•                  Insurance;

•                  Investor and public relations;

•                  Director fees; and

•                  Consulting

Until November 2007, we did not record revenue.  During 2008, we expect to manufacture (through a contract manufacturer) and ship EpiCeram® to DRL under the terms of the DRL Agreement.  This will require us to expand our activities to include those related to procurement of raw materials, providing oversight to the third party manufacturer(s), managing the quality control and shipment processes, and billing and collection activities related to product shipments.

During 2006 and 2007, we announced the following significant events:

In February 2006, we jointly announced along with Vanderbilt University and Brigham Young University that CSA-54  (a Ceragenin™ compound) showed potent virucidal activity in an in vitro test against multiple strains of HIV without toxicity to epithelial cells at concentrations significantly higher than those required to kill the virus.  We had been exploring use of CSA-54 as a topical microbicide for prevention of HIV transmission with plans to conduct in vitro testing to determine whether CSA-54 would be suitable for this application.  We had been hoping that the lead investigating physician would be able to continue to advance testing without significant expense to the Company.  However, that does not appear to be likely and additional capital will be required to complete testing.  We have had discussions with third parties about using available grant monies to advance testing, but at the time of filing this Form 10-K, no such party had committed funds for this purpose.  Given our focus on antimicrobial medical device technology , this the use of CSA-54 as a topical microbicide for the prevention of HIV transmission is not a priority for the Company and we do not anticipate expending additional resources for testing this application of CSA-54.  We are actively seeking to license CSA-54 for this application, but can give no assurance that such efforts will be successful.

In February 2006, we satisfied the conditions necessary to redeem certain warrants (the “$2 Warrants”) that were sold in connection with convertible debt placement during 2005.  In accordance with the terms of the warrant agreement, provided the holders of the $2 Warrants 30 days written notice of our intention to redeem any unexercised $2 Warrants.  As a result, we received $2,208,450 in gross cash proceeds from the exercise of the $2 Warrants and issued 1,104,237 shares of common stock.

In February 2006, we announced that we had entered into a cooperative research and development agreement (“CRADA”) with the Centers for Disease Control to evaluate the efficacy of antimicrobial coatings in the prevention of biofilm growth on medical devices.  Since that time, we have been evaluating various coating technologies for use in attaching our CSAs to medical devices.  We had originally planned to complete testing under the CRADA by September 2006, and then subsequently by September 2007.  However, finding the optimal coating technology has taken longer than we originally expected.  We believe that we have identified a commercially a viable coating technology based on our efforts to coat endotracheal tubes and testing has begun under the CRADA.  We anticipate completing work under the CRADA by the end of the third quarter of 2008.

In March 2006, we announced that in vitro testing at the National Cancer Institute showed that two Ceragenin™ compounds inhibited angiogenesis at low molecular concentrations.

In April 2006, we received 510k clearance from the FDA to market EpiCeram® to improve dry skin conditions and to relieve and manage the burning and itching associated with various dermatoses including eczema, irritant contact dermatitis, radiation dermatitis and other dry skin conditions by maintaining a moist wound and skin environment.

In May 2006, we announced that in vitro testing demonstrated that CSA-13 (our lead Ceragenin™ compound) was over 100 fold more effective in eradicating a MRSA biofilm than vancomycin.

In May 2006, we entered into a research agreement with the Johns Hopkins University School of Medicine under which the Johns Hopkins Burn Center will evaluate the efficacy of our Ceragenin™ antimicrobial wound dressing in animal models of Pseudomonas aeruginosa and MRSA infections.  We are currently evaluating various formulations to deliver the technology to ascertain which is best suited for a burn treatment application.  As of the date of this Form 10-K, testing is ongoing on various formulations which have shown promise.  However given our focus on our Cerashield™ technology, the development of an antimicrobial wound dressing for burn victims is not a priority for the Company.  In June 2006, we announced that in vitro research demonstrated that one of our Ceragenin™ compounds was able to significantly inhibit bladder cancer growth with minimal toxicity to normal cells and that we planned to test this compound for efficacy in an animal model.  Given our focus on antimicrobial coatings, we currently do not view this as a strategic application and will not pursue animal testing in the foreseeable future.

In June 2006, we announced that the FDA’s Office of Combination Products, in response to our formal request, has determined that a Ceragenin™ based wound dressing’s primary mode of action is that of a device and would be reviewed through the PMA process to confirm reasonable assurance of safety and effectiveness.  We originally planned to file a PMA for this device by the end of 2007, but did not do so.  Given our focus on antimicrobial coatings, we currently do not view this as a strategic application and will not pursue a PMA filing in the foreseeable future.

In June 2006, we entered into a research and development agreement with an internationally recognized research laboratory to develop formulations, in the form of nasal ointments, designed to prevent influenza infection and to decolonize the nasal passage of MRSA.  The nasal ointments will contain CSA-13.  Work is ongoing to optimize the formulation.  Given our focus on antimicrobial coatings, we currently do not view this as a strategic application and will likely not pursue further development in the foreseeable future.

In August 2006, we commenced a multicenter study to assess the efficacy of EpiCeram™ compared to Cutivate®, a commonly prescribed mid-strength steroid, in patients with moderate to severe eczema.

In December 2006, we sold $5 million in convertible debentures (see discussion below under the heading “Financing Activities – Convertible Debentures”).

In January 2007, we announced that researchers at the University of Utah selected Cerashield™ as the product it planned to test pursuant to government grants to help find ways to reduce infections associated with artificial limbs.  This testing is ongoing.

In March 2007, we announced the development of a prototype contact lens disinfectant solution that demonstrated the ability to virtually eradicate the bacterial and fungal strains that the FDA specifies for testing pursuant to its published guidance document in in vitro testing.  Given our focus on antimicrobial coatings, we currently do not view this as a strategic application and will not pursue further development in the foreseeable future.

In March 2007, we announced that Ceragenin™ treated hemodialysis catheters were able to virtually prevent bacterial colonization in a 21 day in vitro study.

In April 2007, we announced the results of the multicenter study comparing the efficacy of EpiCeram® to Cutivate in patients with moderate to severe eczema.  The study found that there was no statistically significant difference between EpiCeram® and Cutivate® in treating the symptoms associated with after 28 days of therapy.

In April 2007, we announced that we had begun enrolling patients in a multicenter pediatric clinical study designed to assess the efficacy of EpiCeram® compared to Elidel®, the leading topical immunosuppressant prescribed for treating patients with mild-to-moderate eczema.  The randomized, double blind study was to consist of 50 to 100 children between the ages of 2 and 18 years.  Study enrollment was terminated at 36 patients as the rate of enrollment at the two sites did not anticipate timely completion of the full cohort of patients

In June 2007, we announced that the FDA’s Office of Combination Products, in response to a formal request, had determined that the primary mode of action for an antimicrobial wound dressing that was under development by the Company was that of a device and would be assigned to the FDA’s Center for Devices and Radiologic Health (“CDRH”) for lead review upon filing of a PMA.

In July 2007, we announced that researchers at the University of Pennsylvania in collaboration with Dr. Paul B. Savage of Brigham Young University, had demonstrated in a series of in vitro experiments that CSA-13 shows promise as a potential therapy to treat multidrug resistant Pseudomonas aeuroginosa infections which are a leading cause of morbidity and mortality in patients with cystic fibrosis.  However, given our focus on antimicrobial coatings, we currently do not view this as a strategic application and will not pursue further development in the foreseeable future.

In November 2007, we announced that we had entered into the DRL Agreement.

In November 2007, the holders of the convertible notes that we sold in November 2005 agreed to extend the maturity date of the notes from November 28, 2007 to June 30, 2008 in exchange for increasing their principal balance by 10% ($282,017).  See the discussion below under the heading “Financing Activities – Convertible Notes.”

In November 2007, the holders of the 2006 Debentures agreed to extend commencement of the monthly redemption payments from December 1, 2007 to June 30, 2008 in exchange for increasing their principal balance by 10% ($500,000).  See the discussion below under the heading “Financing Activities – Convertible Debentures.”

In December 2007, we announced that researchers at the Eugene Appelbaum College of Pharmacy at the Wayne State University, in collaboration with JMI Laboratories Brigham Young University, had demonstrated in a series of in vitro experiments that CSA-13 showed rapid killing activity and synergistic activity with conventional antibiotics against multidrug resistant Pseudomonas aeuroginosa bacterial strains.  P. aeuroginosa is a leading cause of morbidity and mortality in patients with pneuomonia and other respiratory diseases.

Critical Accounting Policies

We have identified the policies described below as critical to our business and results of operations.  For further discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements as of and for the years ended December 31, 2007 as filed on this Form 10-K.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the following paragraphs.

Revenue Recognition

For a discussion of our accounting policies related to Revenue Recognition, please refer to the information provided under the heading “Revenue Recognition” in Note 3 to our audited financial statements included elsewhere in this Form 10-K, which information is incorporated herein by reference.

Derivatives

For a discussion of our accounting policies related to Derivatives, please refer to the information provided under the heading “Derivatives” in Note 3 to our audited financial statements included elsewhere in this Form 10-K, which information is incorporated herein by reference.

Share-Based Payments

For a discussion of our accounting policies related to Share-Based Payments, please refer to the information provided under the heading “Share-Based Payments” in Note 3 to our audited financial statements included elsewhere in this Form 10-K, which information is incorporated herein by reference.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenue

We recorded $9,375 of revenue during the year ended December 31, 2007 compared to $0 for the prior year.  The revenue recorded in 2007 represents amortization of the upfront payment received under the terms of the DRL Agreement.

Licensing Fees

Ceragenix Corporation pays licensing fees under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  Licensing fees for these agreements were the same for the years ended December 31, 2007 and 2006.

Additionally, we have sublicensed the cosmetic, non prescription applications of the Barrier Repair technology to Osmotics.  During 2006, we made $100,000 in payments to Osmotics under this agreement pursuant to a right to purchase Triceram®, a product currently sold by Osmotics using our Barrier Repair technology (see Note 8 to our audited financial statements included elsewhere in this Form 10-K).  As a result of these payments, licensing fees decreased by $100,000 or approximately 38% for the year ended December 31, 2007 compared to the prior year.

Testing and Development

Testing and development expense for the year ended December 31, 2007 increased by $289,179 or approximately 67% compared to the prior year.  The increase in expense between periods is primarily the result of two clinical studies for EpiCeram® that were conducted during 2007.  Our ability to conduct testing and development activities is greatly dependent upon our financial resources.  For 2008, we plan on conducting the NeoCeram™ clinical trial (if we receive IRB approval), some additional EpiCeram® trials and certain preclinical development activities of Cerashield™.  In order to develop Cerashield™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $1,425,338 or 51% for the year ended December 31, 2007 compared to the prior year.  The increase in general and administrative expenses was primarily due to increased payroll and related costs, noncash stock compensation expense, investor relations expense, legal fees and director fees.  Payroll and related costs increased primarily due to increases in compensation for certain individuals.  Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods.  Investor relations expense increased primarily as a result of issuing Series B Preferred Stock for investor relations services during 2007.  Director fees increased as a result of an increase in annual director compensation for 2007.  Legal fees increased as a result of activities requiring outside legal counsel during 2007.

Loss from Operations

As a result of the factors described above, in addition to a charge recorded for extending the life of the Osmotics Warrant during 2006 (see Note 8 to our audited financial statements included elsewhere in this Form 10-K), the loss from operations for the year ended December 31, 2007 increased by $939,131 compared to the prior year.

Other Expense

For the year ended December 31, 2007, other expense increased by $1,072,007 compared to the prior year.  The increase in expense between years was the net result of an increase in interest expense combined with a loss on the extinguishment of debt (see Note 5 to our audited financial statements included elsewhere in this Form 10-K), partially offset by an increase in the gain on value of derivative liabilities.  Interest expense increased as a result of higher outstanding debt balances between years as well as charges for adjusting the conversion/exercise price of certain convertible debt and warrants during 2007 (see Note 5 to our audited financial statements included elsewhere in this Form 10-K).  The gain on value of derivative liabilities increased primarily as a result of the passage of time (resulting in a shorter remaining life of the securities) and a decline in our stock price.

Net Loss

As a result of the factors described above, the net loss for year ended December 31, 2007 increased by $2,011,138 compared to the prior year.

Preferred Stock Dividends

Preferred stock dividends were the same for both years.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $2,011,138 for the year ended December 31, 2007 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

•                  Raising sufficient capital to fund our business activities has historically been, and continues to be, our most significant challenge.  Typically, we have never had more than 12 to 15 months of cash on hand at any given time and often we have had much less.   The costs and time associated with developing a technology into an FDA cleared medical device or new drug is substantial.  Because of our limited capital resources we have not been able to advance development of our technologies as broadly or as rapidly as otherwise possible with greater resources.  Our capital resource constraints have also impacted our business strategy as follows:

•                  We are focusing our development efforts on products that can be regulated as medical devices instead of new drugs;

•                  We plan to commercialize our products primarily through out-license and/or supply and distribution agreements with third parties instead of fielding an internal sales force; and

•                  We are willing to enter into out-license agreements or collaboration arrangements at early stages of development.

While this strategy will serve to reduce the amount of capital required by the Company, it also may serve to limit the value we create for our shareholders from our technologies.

Our ability to raise additional capital is constrained by the following factors related to our capital structure and market for our common stock:

•                  The terms of our convertible debt securities (see discussion provided under Note 5 to our audited financial statements included elsewhere in this Form 10-K) contain provisions which allow for the conversion prices to be adjusted downward which creates uncertainty for new investors;

•                  Our existing convertible debt securities require repayment beginning in 2008.  Our experience has been that new investors want proceeds from their investment to be utilized in the development of the Company’s products and not for repaying existing debt;

•                  The overhang of 10,700,000 shares of our common stock and 1,000,000 shares of Series A Preferred Stock held by Osmotics for exchange with their shareholders and debtholders creates uncertainty for new investors particularly as to how the market for our common stock will be impacted when that exchange transaction takes place (see discussion provided above under Risk Factors “A substantial number of our outstanding common shares are controlled by one shareholder”);

•                  Recent interpretations of Rule 415(a)(1)(x) by the SEC have limited the number of shares of common stock that we can register for new investors that are sold pursuant to private placement transactions.   Until such time that Osmotics completes its planned exchange transaction, the shares they hold in escrow are excluded from our float for purposes of Rule 415 calculations which further exacerbates this limitation (see further discussion provided under Notes 2 and 5 to our audited financial statements included elsewhere in the Form 10-K); and

•                  The average trading volume of our common stock on the OTC Bulletin Board is not significant.  Our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.”  These rules make it more difficult to buy and sell shares of our common stock.  Additionally, we have a limited public float which has also contributed to the limited trading volume.  Further, many retail investors will not, and many institutional investors cannot, invest in stocks that trade on the OTC Bulletin Board.  Investors typically want to be assured that they can sell their shares of common stock without adversely impacting the market for such common stock and we currently cannot provide such assurances.

All of the above factors serve to limit the number of potential investors available to the Company.  We do not see these conditions changing in the near term.

Operating Activities

As of December 31, 2007, we had $2,213,654 of cash and cash equivalents.  During the year ended December 31, 2007, $2,799,664 of cash was used in operating activities which primarily consists of cash operating expenses partially offset by a $1,500,000 payment we received from the DRL Agreement.

Investing Activities

During the year ended December 31, 2007, we used $4,027 in investing activities representing certain capital expenditures.  As of December 31, 2007, we had no material commitments for capital expenditures.

Financing Activities

During the year ended December 31, 2007, $19,400 of cash was provided by financing activities primarily representing proceeds received from the exercise of common stock purchase warrants.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 5 to our audited financial statements included elsewhere in this Form 10-K.

Outlook

As of December 31, 2007, we had cash and cash equivalents of $2,213,654.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000, which is included in our cash and cash equivalent balance at December 31, 2007.  Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000  which amount is inclusive of certain product launch specific considerations. The Non Sales Milestones are payable as follows:

•                  $1,500,000 – Specified Event 1

•                  $1,000,000 – Specified Event 2

•                  $1,000,000 – Specified Event 3

Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® and the satisfaction of other performance requirements (the “Net Sales Milestones”).  However, we do not expect to receive any Net Sales Milestone payments during 2008.

The $1,500,000 payment due upon Specified Event 1 is refundable in the event that we cannot deliver launch quantities of EpiCeram® which is properly validated and shelf stable prior to the launch date.  On March 14, 2008, we notified DRL that we believe we had satisfied the conditions necessary to receive the $1,500,000 payment due under Specified Event 1 and we received payment from DRL on March 28, 2008.  Management also believes that we will be able to provide launch quantities of shelf stable EpiCeram® in connection with the planned launch.  Further, we believe that we will receive most, if not all, of the remaining Non-Sales Milestone payments from DRL during 2008.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least December 31, 2008.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not achieve or receive the Non-Sales Milestone payments within the timeframes we currently anticipate, we would likely not have sufficient cash to fund our planned activities through December 31, 2008.

Our outlook above assumes that $3,102,189 in convertible notes that mature on June 30, 2008 will be converted into shares of common stock prior to the maturity date or that the holders agree to extend the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock

(both market price and trading volume) at or prior to the maturity date.  As of the date of this Form 10-K, the market conditions for our stock do not appear to be conducive for a conversion.  However, it is possible that market conditions will change prior to June 30, 2008.  There is no assurance that the holders will be willing to extend the maturity date of the notes.  We will not have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital.  There is no assurance that we will be successful in any attempt to raise additional capital.  As of the date of this Form 10-K, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.  If the holders are unwilling to either convert the notes or extend their term, and we are not able to raise additional capital, we will default under the terms of the notes.  A default under the terms of the notes would also constitute a default under our other convertible debt obligations described below in Note 5 to our audited financial statements included elsewhere in this Form 10-K.

Additionally, our outlook also assumes that we will be able to make the upcoming monthly principal payments of $220,000 due under our convertible debentures with shares of common stock in lieu of cash.  As described in Note 5 to our audited financial statements included elsewhere in this Form 10-K, we are required to make such payments commencing on June 30, 2008.  While the terms of the convertible debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Form 10-K, we do not meet these conditions.  However, it is possible that market conditions could change by June 30, 2008.  We will not have sufficient cash to make these monthly payments and fund our planned operating activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the convertible debentures.  A default under the convertible debentures is also a default under the convertible notes described above.

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

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants, which are described in Note 5 to our audited financial statements included elsewhere in this Form 10-K.  Under the terms of the 2006 Debentures, we cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  As a result, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures.  It is likely that we will need or want to raise additional capital prior to our ability to register all of the common shares that are issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants.   We also may be subject to penalties for failure to register all of the shares underlying the 2006 Debentures and 2006 Debenture Warrants.  Our outlook above does not contemplate making such payments.  Please see Note 5 to our audited financial statements included elsewhere in this Form 10-K.

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

Contractual Obligations

We had the following contractual obligations at December 31, 2007, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Convertible Debt	$4,422,189	$4,180,000	$—	$—	$8,602,189
License Agreements	240,000	780,000	880,000	3,932,500	5,832,500
Shared Services Agreement	60,000	—	—	—	60,000
Preferred Stock Dividends*	240,000	—	—	—	240,000
Triceram Purchase Obligation	516,000	—	—	—	516,000
Purchase Commitments	262,198	—	—	—	262,198
	$5,740,387	$4,960,000	$880,000	$3,932,500	$15,512,887

*option to pay in common stock at the discretion of the Company

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 3 to our audited financial statements included elsewhere in this Form 10-K, which information is incorporated herein by reference.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. As of December 31, 2007 we do not believe we are exposed to significant market risks due to changes in U.S. interest rates or foreign currency exchange rates as measured against the U.S. dollar.

Item 8.                  Financial Statements and Supplementary Data

CONTENTS

Page
Consolidated Financial statements for the years ended December 31, 2007 and December 31, 2006 and Inception (February 20, 2002) through December 31, 2007:
Report of Management on Internal Control over Financial Reporting	37
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheet	39
Consolidated Statements of Income	40
Consolidated Statements of Cash Flows	41
Statements of Stockholders’ Equity (deficit)	42
Notes to Consolidated Financial Statements	44

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Ceragenix Pharmaceuticals, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Form 10-K does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

/s/ STEVEN S. PORTER	/s/ JEFFREY S. SPERBER
Steven S. Porter	Jeffrey S. Sperber.
Chief Executive Officer	Chief Financial Officer
March 31, 2008	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Ceragenix Pharmaceuticals, Inc. and subsidiary (a development stage enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007 and the period from February 20, 2002 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceragenix Pharmaceuticals, Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 and the period from February 20, 2002 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenue or cash flow from operations since inception, has incurred continuing losses and has a stockholders’ deficit at December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
March 31, 2008

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Current assets:
Cash and cash equivalents	$2,213,654	$4,997,945
Prepaid expenses and other	667,197	143,400
Total current assets	2,880,851	5,141,345

Property and equipment, net	16,210	22,419
Debt placement costs, net	—	1,169,273
Total assets	$2,897,061	$6,333,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$856,521	$561,285
Convertible Notes, net of discount of $428,491 and $1,254,933, respectively	2,673,698	1,695,067
Derivative liability	385,262	1,837,025
Current portion of 2006 Debentures, net of discount of $634,483 and $180,696, respectively	685,517	19,304
Convertible debenture, net of discount of $22,915	—	27,085
Total current liabilities	4,600,998	4,139,766

Derivative liability	1,372,987	3,783,193
Deferred revenue	1,490,625	—
2006 Debentures, less current portion, net of discount of $2,009,197 and $4,336,701, respectively	2,170,803	463,299
Total liabilities	9,635,413	8,386,258

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A Preferred stock, no par value, 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—	—
Series B Preferred stock, no par value, 375,000 shares issued and outstanding; $843,750 liquidation preference	843,750	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,393,724 and 16,169,591 shares, respectively, issued and outstanding	1,639	1,617
Additional paid-in capital	17,299,917	16,266,656
Deficit accumulated during the development stage	(24,883,658)	(18,321,494)
Total stockholders’ deficit	(6,738,352)	(2,053,221)
Total liabilities and stockholders’ deficit	$2,897,061	$6,333,037

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007

	2007	2006	Cumulative From Inception (February 20, 2002)

REVENUE:	$9,375	$—	$9,375

OPERATING EXPENSES:
Licensing fees	165,000	265,000	971,954
Testing and development	722,133	432,954	1,478,234
General and administrative	4,227,585	2,802,247	9,776,541
Extension of Osmotics Warrant (Note 8)	—	666,011	666,011
	5,114,718	4,166,212	12,892,740

Loss from operations	(5,105,343)	(4,166,212)	(12,883,365)

OTHER INCOME (EXPENSE):
Interest, net	(6,204,318)	(2,189,543)	(11,099,410)
Gain on value of derivative liability	6,528,028	1,804,729	8,576,737
Loss on extinguishment of debt	(1,780,531)	—	(1,780,531)
	(1,456,821)	(384,814)	(4,303,204)

LOSS BEFORE DISCONTINUED OPERATIONS:	(6,562,164)	(4,551,026)	(17,186,569)
Discontinued operations, net of tax of $0	—	—	(7,697,089)

NET LOSS	(6,562,164)	(4,551,026)	(24,883,658)

PREFERRED STOCK DIVIDENDS	(240,000)	(240,000)	(705,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,802,164)	$(4,791,026)	$(25,588,819)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,329,371	15,919,228	N/A

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted	$(0.42)	$(0.30)	N/A

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM

FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007

	2007	2006	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,562,164)	$(4,551,026)	$(24,883,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,808,205	1,565,155	6,346,072
Amortization of debt placement costs	526,369	309,944	1,302,868
Noncash stock compensation expense	991,377	617,599	2,200,490
Gain on value of derivative liability	(6,528,028)	(1,804,729)	(8,576,737)
Loss on extinguishment of debt	1,780,531	—	1,780,531
Fair value of adjustment to exercise price of convertible debt	1,958,987	—	1,958,987
Fair value of warrants issued for amending debt agreement	275,600	—	275,600
Amortization of licensed technology costs	—	—	35,800
Impairment loss on goodwill	—	—	7,732,968
Extension of Osmotics Warrant	—	666,011	666,011
Payment under license agreement	—	(269,548)	(269,548)
Write-down of licensed technology costs	—	—	179,082
Loss on disposal of assets held for sale	—	—	28,493
Depreciation expense	10,236	5,838	16,947
Imputed interest expense	—	9,120	174,666
Decrease in prepaid expenses and other	239,960	179,402	336,556
Increase in accounts payable and accrued liabilities	208,638	67,885	689,037
Increase in deferred revenue	1,490,625	—	1,490,625
Net cash used in operating activities of continuing operations	(2,799,664)	(3,204,349)	(8,515,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	—	(72,760)
Purchase of property and equipment	(4,027)	(24,641)	(33,157)
Net cash (used in) provided by investing activities of continuing operations	(4,027)	(24,641)	1,042,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of warrants.	16,883	2,226,705	2,243,588
Borrowings under insurance financing agreement	88,974	56,358	211,711
Payments under insurance financing agreement	(86,457)	(58,988)	(198,550)
Borrowings from Onsource prior to merger	—	—	925,000
Payments under Promissory Note - Osmotics	—	(241,170)	(1,200,000)
Net proceeds from sale of convertible debt	—	4,329,850	7,172,017
Payment of preferred stock dividend	—	(545,161)	(545,161)
Proceeds from sale of common stock	—	—	451,471
Advances from Osmotics	—	—	2,586,369
Advances to Osmotics	—	—	(1,806,924)
Net cash provided by financing activities of continuing operations	19,400	5,767,594	9,839,521

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)
Net increase (decrease) in cash	(2,784,291)	2,538,604	2,213,654
Cash and cash equivalents at the beginning of year	4,997,945	2,459,341	—
Cash and cash equivalents at the end of year	$2,213,654	$4,997,945	$2,213,654

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM

FEBRUARY 20, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007

									Deficit
									Accumulated
	Preferred Stock		Preferred Stock						During the
	Series A		Series B		Common Stock			Deferred	Development
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total
Issuance of common stock to parent at inception, February 20, 2002 (Note 1)	—	$—	—	$—	11,191,768	$—	$—	$—	$—	$—

Sale of common stock, net of offering costs of $3,629	—	—	—	—	236,193	1,143	300,328	—	—	301,471

Net loss	—	—	—	—	—	—	—	—	(151,577)	(151,577)

BALANCES, December 31, 2002	—	—	—	—	11,427,961	1,143	300,328	—	(151,577)	149,894

Net loss	—	—	—	—	—	—	—	—	(218,037)	(218,037)

BALANCES, December 31, 2003	—	—	—	—	11,427,961	1,143	300,328	—	(369,614)	(68,143)

Net loss	—	—	—	—	—	—	—	—	(825,711)	(825,711)

BALANCES, December 31, 2004	—	—	—	—	11,427,961	1,143	300,328	—	(1,195,325)	(893,854)

Issuance of Preferred Stock to Osmotics	1,000,000	4,000,000	—	—	—	—	—	—	—	4,000,000
Discount on Preferred Stock issued to Osmotics	—	(4,000,000)	—	—	—	—	—	—	—	(4,000,000)
Issuance of Note Payable to Osmotics	—	—	—	—	—	—	(300,555)	—	—	(300,555)
Issuance of common stock for services	—	—	—	—	150,000	15	515,985	—	—	516,000
Compensation expense on stock option grants	—	—	—	—	—	—	63,660	(63,660)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	10,689	—	10,689
Business acquisition (Note 6)	—	—	—	—	970,658	97	9,627,890	—	—	9,627,987
Sale of common stock and warrants	—	—	—	—	75,000	7	149,993	—	—	150,000
Conversion of debentures and accrued interest	—	—	—	—	2,298,259	230	2,298,029	—	—	2,298,259
Issuance of stock options for services	—	—	—	—	—	—	156,700	—	—	156,700
Preferred stock dividends	—	—	—	—	—	—	(225,161)	—	—	(225,161)
Net loss	—	—	—	—	—	—	—	—	(12,575,143)	(12,575,143)

The accompanying notes are an integral part of these financial statements.

									Deficit
									Accumulated
	Preferred Stock		Preferred Stock						During the
	Series A		Series B		Common Stock			Deferred	Development
\	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Compensation	Stage	Total

BALANCES, December 31, 2005	1,000,000	$—	—	$—	14,921,878	$1,492	$12,586,869	$(52,971)	$(13,770,468)	$(1,235,078)

Conversion of Convertible Notes	—	—	—	—	121,951	12	504,431	—	—	504,443
Exercise of warrants, net of commissions	—	—	—	—	1,125,762	113	2,226,592	—	—	2,226,705
Stock option compensation expense	—	—	—	—	—	—	469,074	—	—	469,074
Beneficial conversion feature associated with revising terms of convertible debenture	—	—	—	—	—	—	50,000	—	—	50,000
Reversal of deferred stock compensation –Adoption of SFAS 123R	—	—	—	—	—	—	(52,971)	52,971	—	—
Extension of Osmotics Warrant (Note 8)	—	—	—	—	—	—	666,011	—	—	666,011
Warrants issued for services	—	—	—	—	—	—	56,650	—	—	56,650
Net loss	—	—	—	—	—	—	—	—	(4,551,026)	(4,551,026)
Preferred stock dividends	—	—	—	—	—	—	(240,000)	—	—	(240,000)

BALANCES, December 31, 2006	1,000,000	—	—	—	16,169,591	1,617	16,266,656	—	(18,321,494)	(2,053,221)

Conversion of Convertible Notes	—	—	—	—	115,664	11	189,093	—	—	189,104
Conversion of accrued interest to common stock	—	—	—	—	41,586	4	75,915	—	—	75,919
Exercise of warrants	—	—	—	—	16,883	2	16,881	—	—	16,883
Stock option compensation expense	—	—	—	—	—	—	804,687	—	—	804,687
Warants issued for services	—	—	—	—	—	—	64,690	—	—	64,690
Common stock issued for services	—	—	—	—	50,000	5	121,995	—	—	122,000
Preferred stock issued for services	—	—	375,000	843,750	—	—	—	—	—	843,750
Net loss	—	—	—	—	—	—	—	—	(6,562,164)	(6,562,164)
Preferred stock dividends	—	—	—	—	—	—	(240,000)	—	—	(240,000)
BALANCES, December 31, 2007	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,299,917	$—	$(24,883,658)	$(6,738,352)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(1)   BUSINESS AND OVERVIEW

                Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging biopharmaceutical and medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).

                Our Ceragenin™ technology represents a mid and long term revenue opportunity for treating infectious disease.  Ceragenins™ are small molecule, positively charged, aminosterol compounds that have shown activity against both gram negative and gram positive bacteria, certain viruses, certain fungi and certain cancers in preclinical testing.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system.  We are primarily pursuing activities in antimicrobial medical device coatings.  We have not applied for, nor have we received, approval from the FDA to market any product using our Ceragenin™ technology.

                Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and recruiting management and board members.  For accounting purposes, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” In May 2005, we recapitalized the Company through a reverse merger transaction (the “Merger”) (See Note 6).

(2)   GOING CONCERN AND MANAGEMENT’S PLANS

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at December 31, 2007, we had a stockholders’ deficit of $6,738,352 and a negative working capital balance of $1,720,147.  We have relied upon advances from Osmotics Corporation (“Osmotics”) (the former parent of our wholly owned subsidiary, Ceragenix Corporation), proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

                As of December 31, 2007, we had cash and cash equivalents of $2,213,654.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000, which is included in our cash and cash equivalent balance at December 31, 2007.  Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000  which amount is inclusive of certain product launch specific considerations.           The Non Sales Milestones are payable as follows:

•                  $1,500,000 – Specified Event 1

•                  $1,000,000 – Specified Event 2

•                  $1,000,000 – Specified Event 3

                Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® and the satisfaction of other performance requirements (the “Net Sales Milestones”).  However, we do not expect to receive any Net Sales Milestone payments during 2008.

                The $1,500,000 payment due upon Specified Event 1 is refundable in the event that we cannot deliver launch quantities of EpiCeram® which is properly validated and shelf stable prior to the launch date.  On March 14, 2008, we notified DRL that we believe we had satisfied the conditions necessary to receive the $1,500,000 payment due under Specified Event 1 and we received payment from DRL on March 28, 2008.  Management also believes that we will be able to provide launch quantities of shelf stable EpiCeram® in connection with the planned launch.  Further, we believe that we will receive most, if not all, of the remaining Non-Sales Milestone payments from DRL during 2008.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least December 31, 2008.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not achieve or receive the Non-Sales Milestone payments within the timeframes we currently anticipate, we would likely not have sufficient cash to fund our planned activities through December 31, 2008.

                Our outlook above assumes that $3,102,189 in convertible notes that mature on June 30, 2008 will be converted into shares of common stock prior to the maturity date or that the holders agree to extend the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  As of the date of this Form 10-K, the market conditions for our stock do not appear to be conducive for a conversion.  However, it is possible that market conditions will change prior to June 30, 2008.  There is no assurance that the holders will be willing to extend the maturity date of the notes.  We will not have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital.  There is no assurance that we will be successful in any attempt to raise additional capital.  As of the date of this Form 10-K, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.  If the holders are unwilling to either convert the notes or extend their term, and we are not able to raise additional capital, we will default under the terms of the notes.  A default under the terms of the notes would also constitute a default under our other convertible debt obligations described below in Note 5.

                Additionally, our outlook also assumes that we will be able to make the upcoming monthly principal payments of $220,000 due under our convertible debentures with shares of common stock in lieu of cash.  As described below in Note 5, we are required to make such payments commencing on June 30, 2008.  While the terms of the convertible debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Form 10-K, we do not meet these conditions.  However, it is possible that market conditions could change by June 30, 2008.  We will not have sufficient cash to make these monthly payments and fund our planned operating activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the convertible debentures.  A default under the convertible debentures is also a default under the convertible notes described above.

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

                Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants, which are described below in Note 5, we cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  As a result, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures.  It is likely that we will need or want to raise additional capital before we may be able to register all of the common shares that are issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants.  Please see Note 5 below.

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

(3)   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

For the years ended December 31, 2007 and 2006, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  For the year ended December 31, 2005, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ceragenix Corporation, Global Alaska Industries, Inc. (“GAI”), and GAI’s wholly-owned subsidiary, Alaska Bingo Supply, Inc. (“ABSI”) (GAI and ABSI are collectively referred to in these notes as the “Bingo Business”).  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Laptops and computers	$26,603
Server	5,841
32,444
Accumulated depreciation	(16,234)
$16,210

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

In connection with our decision to dispose of the Bingo Business in June 2005, we evaluated the goodwill associated with that reporting unit for impairment.  Based on that analysis, management concluded that the carrying value of the goodwill exceeded the fair value of the Bingo Business.  Management reached this conclusion based on the anticipated undiscounted future cash flows of the Bingo Business.  Management estimated the fair value of the Bingo Business at June 30, 2005 to be approximately equal to the net liabilities (liabilities less assets) of the business.  Accordingly, we recorded an impairment loss of $7,732,968 to reduce goodwill to its estimated fair value at that date which is included in discontinued operations on the accompanying consolidated statements of income.  See Note 6 for further discussion.

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

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to estimate fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 5.  At December 31, 2007, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$816,414
Convertible Debt Warrants	864,503
Placement and Finder Warrants	77,332
1,758,249
Less portion classified as current	(385,262)
$1,372,987

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101 as modified by SAB No. 104, “Revenue Recognition in Financial Statements,” EITF Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and SAB Topic 13A1.  We recognize revenue when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable.  Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria.  We will recognize product revenues net of revenue reserves which consist of allowances for discounts, returns, rebates and chargebacks.  This accounting policy for revenue recognition may have a substantial impact on our reported results and relies on certain estimates that can require difficult, subjective and complex judgments on the part of management.

In November 2007, we entered into the DRL Agreement (See Note 1).  We record (or will record) revenue under the DRL Agreement as follows:

Advance Fees – The DRL Agreement calls for non-sales milestone payments based on the accomplishment of certain events including the launch of the product.  We believe that the payment of these advance fees and our continuing performance obligation related to supplying EpiCeram® are an integrated package.  Accordingly, we record receipt of advance fees as deferred revenue and recognize revenue systematically over the periods that the fees are earned.  For the initial milestone payment, we are recognizing revenue on a straight-line basis over the period of our performance obligations under the DRL Agreement (20 years).

Product Sales – Our supply price under the DRL Agreement consists of two components; (i) our cost of producing EpiCeram® (the “Cost Component”) and (ii) a percentage of EpiCeram® “net sales” (as defined in the DRL Agreement) (the “Net Sales Component”).  We will recognize revenue for the Cost Component when title passes to DRL (upon delivery) subject to certain true up adjustments as provided for in the DRL Agreement.  We will recognize the Net Sales Component once the amount can be reliably estimated based upon reports provided by DRL or when payment is received if reliable estimates cannot be provided.

Net Sales Milestones – The DRL Agreement provides for the payment of milestone payments based on cumulative net sales over the life of the agreement.  We will recognize revenue from net sales milestones once the amount can be reliably estimated based upon reports provided by DRL or when DRL communicates to us that an additional milestone payment has been triggered if reliable estimates cannot be provided.

Research and Development Costs

Research and development costs are expensed as incurred.

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

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures.

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of the provisions of FIN 48 had no impact on our financial statements.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which we must record a liability.  Since we have not recorded a liability at December 31, 2007, there is no impact to our effective tax rate.  We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Share-Based Payments

We follow the provisions of SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

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

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Years ended December 31,
	2007	2006

Warrants	6,146,477	4,965,212
Options	4,805,750	3,914,750
Convertible debt	5,479,102	3,701,413
Preferred stock	1,375,000	1,000,000

Concentration of Credit Risk

Our financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents.  We maintain our cash and cash equivalents in bank accounts which exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to significant credit risk on cash and cash equivalents.

As of December 31, 2007, the DRL Agreement represents our sole source of revenue.  Accordingly, our accounts receivable and other payments generated under that agreement will all be due from DRL.  We will evaluate the financial condition of DRL on a periodic basis.  We do not believe that this represents a significant collections risk.

Segment Information

We operate in one business segment (Pharmaceuticals), as determined in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.  The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performances.  All of our operations are located in the United States of America.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  For the years ended December 31, 2007 and 2006, there were no differences between net loss and comprehensive loss.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts due to the short term maturities of these instruments.  The convertible debt securities and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

	Years ended December 31,
	2007	2006
Interest	$592,639	$397,742
Income taxes	—	—

Supplemental disclosures of noncash investing and financing activities:

	Years ended December 31,
	2007	2006

Conversion of accrued interest to common stock	$75,919	$—
Conversion of debt to common stock	179,828	250,000
Debt discount converted to additional paid in capital	42,412	209,200
Debt placement costs converted to additional paid-in capital	13,112	42,135
Derivative liability converted to additional paid-in capital	64,800	504,443
Common stock issued for service agreement	122,000	—
Preferred stock issued for service agreements	843,750	—
Accrual of prepaid dividend	—	240,000
Accrual of preferred stock dividends	160,000	80,000

Recent Accounting Pronouncements

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America.  The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates.  The statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”).  The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of SFAS 161 will not have an impact on our financial position, results of operations or cash flows.

(4)   DETAIL OF CERTAIN ACCOUNTS

Set forth below is detail of certain accounts as of and for the two years ended December 31, 2007 and 2006:

Prepaid expenses and other

	2007	2006
Prepaid investor relations	$577,030	$—
Prepaid insurance	54,334	33,843
Prepaid license fees	28,333	28,334
Prepaid dividend	—	80,000
Other	7,500	1,223
	$667,197	$143,400

Accounts payable and accrued liabilities

	2007	2006
Trade accounts payable	$146,560	$237,353
Accrued preferred stock dividends	160,000	—
Accrued compensation	263,750	146,000
Accrued interest	121,778	45,999
Accrued vacation	49,692	36,369
Accrued investor relations	35,000	5,000
Accrued clinical testing	20,406	51,490
Insurance financing note	17,793	16,907
Accrued consulting	11,000	—
Accrued legal fees	10,000	—
Accrued advisory board fees	9,162	10,213
Other	11,380	11,954
	$856,521	$561,285

Interest expense, net

	2007	2006
Amortization of debt discount	$2,808,205	$1,565,154
Fair value adjustment to exercise price of convertible debt	1,958,987	—
Interest on debt	743,802	338,656
Amortization of debt placement costs	526,369	309,944
Fair value of warrants issued for amending debt agreement	275,600	—
Late registration penalty	—	64,000
Imputed interest	—	9,120
Other (income) expense, net	4,748	(17,373)
Interest income	(113,393)	(79,958)
	$6,204,318	$2,189,543

(5)   CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding during the years ended December 31, 2007 and 2006 is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”).  The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures are convertible into shares of our common stock at the equivalent of $1.57 per common share, subject to adjustments more fully described below.  The outstanding principal and accrued interest on the 2006 Debentures is payable on December 5, 2009.  However, as more fully described below, beginning July 1, 2008 (or earlier if we receive in excess of $3,000,000 in gross proceeds from a sale of debt or equity securities), the 2006 Debentures are subject to mandatory monthly redemptions at a rate of 1/25th of the face amount of the debentures.  The redemption payments can be made in either cash or common stock, at the election of the Company.  However, payments made in stock are subject to certain restrictions and limitations.  Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see more information on the Convertible Notes under the heading “Convertible Notes” below).  Additionally, the conversion price of the 2006 Debentures was to be adjusted downward if we had not executed a third party commercialization transaction for EpiCeram® by August 15, 2007 and the volume weighted average price of our common stock for the 20 trading days immediately prior to August 15, 2007 (the “20 Day VWAP”) was less than the conversion price.  In such event, the conversion price would be reduced to the 20 Day VWAP.  While we did not execute a commercialization agreement for EpiCeram® prior to August 15, 2007, the 20 Day VWAP exceeded the conversion price and accordingly, did not result in an adjustment to the conversion price.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

Events of default under the 2006 Debentures include failure to pay principal or interest in a timely manner that is not cured within three days; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one or a series of related transactions; if a registration statement shall not be declared effective by the SEC within 180 days after closing the transaction; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.

Pursuant to a registration rights agreement with the holders of the 2006 Debentures, we are required to file periodic registration statements on a best efforts basis until such time that 130% of the common shares issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants are registered for resale.  After the initial registration statement (the “Initial Registration Statement”) is declared effective, we are required to file registration statements no sooner than the 180th calendar day following the date the most recent registration statement was declared effective.  Such registration statements are to include shares equal to 30% of the issued and outstanding common shares of the Company (less any shares held by affiliates of the Company) as of the filing date minus 10,000 shares (the “Registration Cap”).  The aforementioned registration process was developed in conjunction with the 2006 Debenture holders based on available guidance from the SEC at the time of the 2006 Debenture transaction.  As of December 31, 2007, we are obligated to register 7,580,111 common shares (subject to adjustment) for the holders of the 2006 Debentures.

Our Initial Registration statement was filed in December 2006 and declared effective by the SEC in January 2007.  The Initial Registration Statement registered 1,525,347 common shares for resale (the “Initial Registration Securities”) which represented the Registration Cap at the time of filing.  In July 2007, we filed a second registration statement in which we attempted to register an additional 1,622,527 common shares which represented the Registration Cap on the date the registration statement was filed.  As discussed in Note 2, in August 2007 and September 2007, we received comment letters from the SEC stating that we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  This represents a change from past practice by the SEC in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x) and the available guidance at the time of the 2006 Debenture transaction.  The practical impact of this SEC position is that we cannot register any additional common shares for the 2006 Debenture holders above and beyond the Initial Registration Securities until such time that either (i) our public float increases and/or (ii) the holders of the 2006 Debentures convert their securities and sell the underlying common shares.  We expect our public float to increase upon Osmotics consummating their planned exchange transaction.  In the event that Osmotics consummates their exchange transaction, we would be able to register approximately an additional 3,510,000 shares of common stock underlying the 2006 Debentures and 2006 Debenture Warrants which falls short of the 6,054,764 shares that remain to be registered.  We do not know when Osmotics will complete their planned exchange transaction.

Under the registration rights agreement we may be liable for liquidated damages equal to 2% of the aggregate purchase price paid by the holders of the 2006 Debentures for every 30 days we fail to meet our obligations under the registration rights agreement (up to a maximum of 24%).  We failed to meet our obligation to gain effectiveness of the registration statement filed in July 2007 within 120 days of filing.  In accordance with FASB Staff Position EITF 00-19-2 – “Accounting for Registration Payment Arrangements,” any liquidated damages payments owed to the holders of the 2006 Debentures should be separately recognized and measured in the financial statements in accordance with FASB Statement No. 5 – “Accounting for Contingencies” (“SFAS No. 5”).  Under SFAS No. 5, loss contingencies shall be accrued by a charge to income if it is probable a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.  As of December 31, 2007, we believe that there are a number of mitigating factors that reduce the probability of payment, and if paid, the amount that would be paid.  These factors include:

•                  Changes to Rule 144 that would allow for the sale of the common shares upon conversion of the 2006 Debentures without volume limitations;

•                  Our belief that we have satisfied the “best efforts” requirement;

•                  Outside counsel representing the holders participated in developing the registration strategy;

•                  Neither the  investors nor their counsel have asserted any claims for liquidated damages; and

•                  The factors preventing registration were unforeseen at the time of purchase and beyond the control of the Company.

As a result of the above mentioned factors, as of December 31, 2007, we have not accrued for the potential liquidated damages associated with our failure to register the 2006 Debentures in accordance with the timeframes called for in the underlying agreement.  We will evaluate these factors on a quarterly basis and accrue for any charges if they become probable and can be reasonably estimated.

Purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed below, the exercise price and number of shares underlying the warrants have been adjusted.  As a result of these adjustments, the exercise price of the 2006 Debenture warrants has been reduced to $1.57 per share and the number of common shares underlying the warrants was increased to 1,754,422.

We also issued to placement agents warrants exercisable to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share (the “Agent Warrants”) and paid them cash commissions of $425,000.

The 2006 Debentures originally required the monthly redemption payments to commence on December 1, 2007.  On November 30, 2007, the holders of the 2006 Debentures agreed to amend the terms of the debentures to extend the first monthly redemption payment date to the earlier of (i) June 30, 2008 or (ii) the date that we receive in excess of $3,000,000 in gross proceeds from the sale of debt or equity securities.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  As a result, as of December 31, 2007, the outstanding principal balance of the 2006 Debentures is $5,500,000.  We evaluated this amendment in the context of EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the 2006 Debentures as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended 2006 Debentures is considered the issuance of a new debt instrument.  We recorded the amended 2006 Debentures at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended 2006 Debentures and the fair value of the 2006 Debentures prior to the amendment was recorded as a loss.  The loss of $1,561,386 is included as a component of loss on extinguishment of debt in the accompanying consolidated statements of income.

Per the guidance of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and EITF No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF No. 05-2”), the anti-dilution features of the 2006 Debentures did not meet the definition of “standard” anti-dilution features.  Therefore, the conversion feature of the 2006 Debentures was considered an embedded derivative in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Accordingly, we bifurcated the derivative from the 2006 Debentures (host contract) and recorded the liability at its fair value of $2,831,858 with a corresponding entry to debt discount.  In connection with the second amendment to the 2006 Debentures described above, the outstanding unamortized discount balance of $1,899,747 related to the debt conversion feature was written off.  The fair value of the conversion feature of the amended 2006 Debentures was recorded at its fair value of $1,527,389 with a corresponding entry to debt discount.  The fair values of the derivative liability was determined using the Black-Scholes option pricing model.  The difference between the unamortized discount balance associated with the original debt, and the fair value of the conversion feature of the new debt is included in the calculation of loss on extinguishment of debt described above.  The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying consolidated balance sheet.  The debt discount is being amortized on a straight-line basis over the life of the 2006 Debentures.

The 2006 Debenture Warrants also meet the definition of a derivative due to the cashless exercise provision.  Accordingly, we bifurcated the derivative from the 2006 Debenture Warrants (host contract) and recorded the liability at its fair value of $1,793,293 with a corresponding entry to debt discount.  The 2006 Debenture Warrants were valued using the Black-Scholes option pricing model.  The debt discount is being amortized on a straight-line basis over the life of the 2006 Debentures.

For the years ended December 31, 2007 and 2006, we amortized $1,501,359 and $107,754 of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying consolidated statements of income.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs.  The Agent Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs.  Debt placement costs, which totaled $938,380, were being amortized on a straight-line basis over the three year life of the 2006 Debentures.  In connection with the second amendment to the 2006 Debentures described above, the outstanding unamortized debt offering cost balance of $629,792 was written off and is included in the loss on extinguishment of debt agreements described above.  There were no offering costs associated with the second amendment to the 2006 Debentures.  For the years ended December 31, 2007 and 2006, we amortized $286,726 and $21,862 of debt placement costs which is included in interest expense in the accompanying consolidated statements of income.

The 2006 Debentures originally required us to execute a third party commercialization transaction for EpiCeram® by June 30, 2007.  On June 29, 2007, the investors agreed to extend the date to August 15, 2007.  As consideration for this amendment, we issued to the investors five year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We recorded a derivative liability at its fair value of $275,600 with a corresponding charge to interest expense in the accompanying consolidated statements of income for the year ended December 31, 2007.  We valued these warrants using the Black-Scholes option pricing model.  As discussed below, the exercise price of the Amendment Warrants has been reduced to $1.57 per share and the number of common shares underlying the warrants was increased to 573,248.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price equal to $1.57 per share, subject to adjustments more fully described below (the “Convertible Notes”).  The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly.  The Convertible Notes were repayable, principal and outstanding accrued interest, on November 28, 2007, but as more fully described below, that date has been extended to June 30, 2008.  We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $3.14 (as adjusted) for 20 consecutive trading days.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes may be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default can only take place on a Reporting Date (the date we file an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q).  Based on the financial milestones for the period ended December 31, 2007, we will have a milestone default upon filing this Form 10-K.  Management believes that the conversion price will be adjusted downward based on the recent trading price of our common stock.  After the filing of this Form 10-K, there are no further potential milestone defaults prior to the maturity of the Convertible Notes.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share and then from $1.92 per share to $1.57 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the Amendment Warrants to $1.57 per share.  For the year ended December 31, 2007, we recorded $1,958,987 for the fair value of the reductions in conversion price to interest expense with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock, or a stop trade action by the SEC that lasts for more than five consecutive days.  Additionally, because a registration statement registering the underlying common shares was not declared effective by the SEC on or before March 28, 2006, we were required to pay the holders liquidated damages equal to 2% of the outstanding principle amount of the Convertible Notes ($64,000) for each 30 day period the shares remained unregistered.  We recorded this payment as interest expense in the accompanying consolidated statements of income for the year ended December 31, 2006.  The failure to receive timely registration was a technical default under the Convertible Notes.  The holders of the Convertible Notes agreed to amend the terms of the Convertible Notes (the “Amendment”) whereby this failure to register the shares would not constitute an event of default if a registration statement was declared effective on or before May 31, 2006.  In addition to waiving the event of default, the Amendment also waived the liquidated damages penalty for April and May 2006.  Such registration statement was declared effective on May 12, 2006.

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

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the Convertible Notes did not meet the definition of “standard” anti-dilution features.  Therefore, the conversion feature of the Convertible Notes was considered an embedded derivative in accordance with SFAS No. 133.  Accordingly, we bifurcated the derivative from the Convertible Notes (host contract) and recorded the liability at its fair value of $1,792,000 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.  The original debt discount was amortized on a straight-line basis over the two year life of the Convertible Notes.

The Convertible Note Warrants also meet the definition of a derivative due to the cashless exercise provision.  Accordingly, we bifurcated the derivative from the Convertible Note Warrants (host contract) and recorded the liability at its fair value of $1,237,073 with a corresponding entry to debt discount.  The Convertible Note Warrants were valued using the Black-Scholes option pricing model.  The debt discount was amortized on a straight-line basis over the original two year life of the Convertible Notes.

For the years ended December 31, 2007 and 2006, we amortized $1,290,179 and $1,430,316, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying consolidated statements of income.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs.  The Placement and Finder Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, were amortized on a straight-line basis over the original two year life of the Convertible Notes.  For the years ended December 31, 2007 and 2006, we amortized $239,643 and $288,082, respectively, of debt placement costs which is included in interest expense in the accompanying consolidated statements of income.

During the years ended December 31, 2007 and 2006, holders converted $129,828 and $250,000 of Convertible Notes into 65,664 and 121,951 shares of common stock, respectively.  Further, during the year ended December 31, 2007, holders converted $68,669 of accrued interest into 34,336 shares of common stock.

The Convertible Notes originally matured on November 28, 2007.  On November 28, 2007, the holders of the Convertible Notes agreed to amend the terms of the notes to extend the maturity date to June 30, 2008.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the Convertible Notes by 10% ($282,017).  As a result, as of December 31, 2007, the outstanding principal balance of the Convertible Notes is $3,102,189.  We evaluated this amendment in the context of EITF 96-19.  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the Convertible Notes as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended Convertible Notes are considered the issuance of a new debt instrument.  We recorded the amended Convertible Notes at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended Convertible Notes and the fair value of the Convertible Notes prior to the amendment was recorded as a loss.  The loss of $219,145 is included as a component of loss on extinguishment of debt in the accompanying consolidated statements of income.

Other

In December 2004, the Bingo Business issued a $50,000 convertible debenture to its outside counsel as payment for services rendered.  This obligation was assumed by the Company in the Merger (see Note 6).  This debenture bore interest at an annual rate of 6% and converted into shares of Company common stock at $1.00 per share.  The conversion price of this debenture was equivalent to the fair market value of the Company’s common stock on the date of issuance.  The original maturity date of this debenture was June 30, 2006.  In June 2006, the maturity date was extended to June 30, 2007.  In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” we were required to revalue the conversion rights associated with the debenture on the date of the change in terms of the agreement.  On the date of amendment, the closing price of our common stock was $2.20 per share.  Accordingly, the intrinsic value of the conversion rights was $1.20 per share.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, we limited the value of the beneficial conversion feature to the face amount of the debenture.  We recorded the beneficial conversion feature as a discount to the debenture with a corresponding increase to additional paid-in capital on the accompanying condensed consolidated balance sheet.  The debt discount was being amortized over the one year life of the debenture.  On May 1, 2007, the holder converted the debenture and $7,250 of accrued interest into 57,250 shares of our common stock.  For the years ended December 31, 2007 and 2006, we amortized and $16,667 and $27,085, respectively, of debt discount which is reflected as interest expense on the accompanying consolidated statements of income.

Maturities of convertible debt that could require cash are as follows as of December 31, 2007:

Year	Amount
2008	$4,422,189
2009	4,180,000
2010	—
Thereafter	—
8,602,189
Less debt discount	(3,072,171)
$5,530,018

(6)   STOCKHOLDERS’ EQUITY

Recapitalization

On May 10, 2005, a wholly owned subsidiary of the Company merged with and into Ceragenix Corporation (formerly known as Osmotics Pharma, Inc.) with Ceragenix Corporation surviving the merger as a wholly owned subsidiary of the Company.  As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock (“Series A”), warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share.  The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger.  Prior to the Merger, Osmotics, a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and as a result of the equity consideration paid by the Company in the Merger, became the Company’s largest shareholder.  Additionally, the officers of Ceragenix Corporation became the officers of the Company.  As a result of this change in control, the Merger was accounted for as a reverse acquisition.  For accounting purposes, the acquisition has been treated as an acquisition of OnSource Corporation (“OnSource”) by Ceragenix Corporation (the accounting acquirer) and a recapitalization of Ceragenix Corporation.  The historical financial statements prior to May 2005 are those of Ceragenix Corporation.  Further, the Company changed its fiscal year end from June 30 to December 31 to conform to Ceragenix Corporation’s year end.  For financial reporting purposes, the Company has used May 1, 2005 as the effective date of the Merger.  Until the time of the Merger, OnSource had been in the gaming business, primarily focused on the sale of bingo supplies in Alaska.  We subsequently sold this business effective September 30, 2005.

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

Series A Preferred Stock

As described above, in connection with the Merger, the Board authorized the issuance of 1,000,000 shares of Series A to Osmotics.  The issuance of Series A was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005.  Series A has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum.  Series A is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder, subject to certain conditions.  The dividends are payable on each one year anniversary date from the date of grant.  However, the first dividend payment was payable upon the Company raising at least $5,000,000 in gross equity proceeds (the “First Dividend”).  The First Dividend payment was an amount equal to the sum of (i) all dividends accrued and unpaid to the date of payment, plus (ii) a dividend prepayment in an amount equal to all dividends that accrued during the twelve month period following the date of payment.  The First Dividend was payable in cash while the subsequent dividend is payable in either cash or stock at the option of the Company.  In March 2006, we satisfied the conditions requiring payment of the First Dividend.  Accordingly, we recorded an accrual equal to twelve months of dividends ($240,000) with an offsetting entry to prepaid expense on the accompanying consolidated balance sheet.  This prepaid dividend was amortized on a straight-line basis over a twelve month period (the period over which it was earned).  The First Dividend was paid on May 1, 2006.

The original issuance of preferred stock by Ceragenix Corporation to Osmotics was consideration for a technology transfer agreement.  The technology transfer agreement was a transaction between entities under common control, and accordingly, Ceragenix Corporation recorded the technology at $0, which was Osmotics’s historical carrying value.  In connection with the Merger recapitalization, we utilized Ceragenix Corporation’s historical carrying value of the preferred stock.  As a result, we recorded a discount on the issuance of Series A of $4,000,000.

Series B Preferred Stock

The Board has also authorized the issuance of 375,000 shares of Series B Preferred Stock (“Series B”).  Series B has a stated value of $2.25 per share and does not accrue dividends.  Series B is convertible into 375,000 shares of the Company’s common stock at the option of the holder.  In the event of liquidation, Series B ranks junior to Series A and all debt of the Company.

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the year ended December 31, 2007, we amortized $225,000 which is included in general and administrative expense on the accompanying consolidated statements of income.  Further, the investor relations firm is eligible to earn an additional 200,000 shares of common stock as a bonus if the Company, in its sole discretion, is satisfied with the services of the investor relations firm and believes such a bonus is warranted.  We not know whether such a bonus will be paid.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the year ended December 31, 2007, we amortized $49,219 which is included in general and administrative expense on the accompanying consolidated statements of income.

Common Stock

In March 2007, we entered into an agreement with an investor relations firm to provide certain services over a six month period.  Under the terms of the agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $122,000 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital.  We amortized the prepaid expense over the life of the agreement which is included in general and administrative expense on the accompanying consolidated statements of income.

In August 2005, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of this agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $157,500 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital which was amortized over the life of the agreement.  For the year ended December 31, 2006, we amortized $91,875 which is included in general and administrative expense on the accompanying consolidated statements of income.

During the years ended December 31, 2007 and 2006, we issued 16,883 and 1,125,762 shares of common stock, respectively, in exchange for $16,883 and $2,231,955, respectively, upon the exercise of certain common stock purchase warrants.  Under the terms of a certain placement agent agreement, during the year ended December 31, 2006, we accrued

$5,250 of commissions due to a certain placement agent representing 5% of the gross warrant proceeds received from their investors.  We recorded this commission as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

Stock Options

For the years ended December 31, 2007 and 2006, we recorded compensation expense related to employee stock options of $777,700 and $447,854, respectively.  The stock option compensation expense is included in general and administrative expense in the accompanying consolidated statements of income.  The weighted average fair value of stock options at the date of grant issued to employees during the years ended December 31, 2007 and 2006, was $1.01 and $1.72 per share, respectively.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2007 and 2006:

Year Ended December 31, 2007
Volatility	50% - 96%
Dividend yield	0%
Risk-free interest rate	4.6 - 4.9%
Expected term (years)	6.0

Year Ended December 31, 2006
Volatility	99%
Dividend yield	0%
Risk-free interest rate	5.1%
Expected term (years)	5.0

The expected volatility was based on the historical price volatility of our common stock.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options.  We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate.  The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation as we do not have historical exercise trends to analyze.  During 2007, the expected term used by management was calculated per the guidance of SAB 107 “Share-Based Payment” (“SAB 107”) for “plain-vanilla” options.  During 2006, the expected term used by management approximates that as calculated per the guidance of SAB 107 for plain-vanilla options.

A summary of stock option activity for the year ended December 31, 2007 is presented below.  All options presented below have not been granted pursuant to a qualified incentive plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2006	3,914,750	$1.60
Options granted	891,000	$1.85
Options exercised	—	—
Options canceled	—	—
Outstanding at December 31, 2007	4,805,750	$1.65	7.4 years	$135,738
Exercisable at December 31, 2007	3,470,750	$1.48	7.1 years	$135,738

The total fair value of stock options that vested during the years December 31, 2007 and 2006, was $598,981 and $318,803, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $0 as there were no options exercised during these periods.  As of December 31, 2007, we had $1,296,620 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.0 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  The compensation is being recorded to general and administrative expense over the three year vesting period of the options.  For years ended December 31, 2007 and 2006, we recorded $26,987 and $21,220, respectively of deferred compensation.

There were no stock options granted to scientific advisory board members in 2006.

Warrants

In August 2006, we entered into an agreement with an investor relations firm whereby we were obligated to issue warrants as compensation for their services.  Under the terms of the agreement, warrants to purchase 10,000 shares of common stock vested each month the agreement was effective.  The exercise price of the warrants is $2.25 per share.  Further, warrants to acquire 25,000 shares of common stock at $2.25 per share were to vest in the event we consummated a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement (the “Financing Trigger Warrants”).  We did not consummate a financing transaction during this period.  However, in February 2007, our Board approved vesting the Financing Trigger Warrants.  During the years ended December 31, 2007 and 2006, we recorded $64,690 and $56,650, respectively, to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying consolidated statements of income.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants.  We terminated this investor relations agreement effective April 16, 2007.

(7)   INCOME TAXES

Income tax expense (benefit) consists of the following:

Years Ended December 31,
	2007	2006
Current tax expense (benefit)
Federal	$—	$—
State	—	—
Deferred tax expense (benefit)
Federal	—	—
State	—	—
	—	—
Income tax expense(benefit)	$—	$—

A reconciliation of the statutory federal income tax rate to the income tax benefit is as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	3.68%	2.95%
Nondeductible expenses and other	(2.69)%	(8.89)%
Valuation allowance	(34.99)%	(28.06)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows as of December 31, 2007:

Deferred tax assets:
Net operating loss carry forwards	$3,893,619
Accrued expenses and other	838,932
Total deferred tax assets	4,732,551

Deferred tax liabilities:	—
Net deferred tax assets before valuation allowance	4,732,551
Valuation allowance	(4,732,551)

Net deferred tax	$—

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

Total deferred tax assets and the valuation allowance increased by approximately $2.0 million during 2007.  As of December 31, 2007, we had an estimated NOL carryforward of approximately $10.3 million for federal income tax purposes which is available to offset future taxable income, if any, through 2027.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

For the period from our inception through November 7, 2005, we were part of a consolidated tax group and accordingly, our operating results were included in the tax returns filed by Osmotics.  We did not have any agreements in place governing the sharing of net operating losses.  As a result, all net operating losses we generated during this period have accrued to the benefit of Osmotics.

(8)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

Ceragenix Corporation has an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  Ceragenix Corporation is also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the years ended December 31, 2007 and 2006, we were charged $46,068 and $86,673, respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying consolidated statements of income.  The term of the BYU license is for the life of the underlying patents which expire in 2022.

Ceragenix Corporation also has an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement.  The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During years ended December 31, 2007 and 2006, we were charged $12,296 and $20,227, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying consolidated statements of income.

Osmotics Sublicense Agreement

Ceragenix Corporation obtained its rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to Ceragenix Corporation.  In August 2006, Ceragenix Corporation entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby Ceragenix Corporation granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay Ceragenix Corporation either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the years ended December 31, 2007 and 2006, licensing fees have been reduced by $25,000 for the portion of the minimum royalty borne by Osmotics.  During the first quarter of 2007, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2007.  The Company and Osmotics agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) until such time that the outstanding balance of $25,000 was fully realized.  This balance has been paid in full.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  For the years ended December 31, 2007 and 2006, Ceragenix Corporation charged Osmotics $4,770 and $9,267, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying consolidated statements of income.  Additionally, the Sublicense Agreement grants Ceragenix Corporation the right, at its sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 and is payable as follows: $50,000 upon execution of the Sublicense Agreement; $50,000 upon the Company consummating either a financing transaction of at least $2,500,000 or an out-license agreement of similar value for EpiCeram® and; $516,000 due if and when the Company chooses to exercise the purchase option.  The two payments of $50,000 were made during 2006.  Under the terms of the DRL Agreement, we are required to repurchase the Triceram® formulation by November 2008.

Additionally, as consideration for the rights to repurchase Triceram®, we revised the expiration date of certain warrants held by Osmotics which entitle them to acquire up to 1,057,161 shares of our common stock at an exercise price of $2.18 per share (the “Osmotics Warrant”).  The Osmotics Warrant was set to expire in May 2007.  As revised, the Osmotics Warrant will expire one year from the date the SEC declares effective a registration statement registering the common shares underlying the Osmotics Warrant.  We currently have no plans to register the shares underlying the Osmotics Warrant.  As a result of revising the terms of the Osmotics Warrant, we recorded a charge of $666,011 which represents the difference in fair value of the Osmotics Warrant immediately before and immediately after the revision.  We utilized the Black-Scholes option pricing model to determine the fair value of the Osmotics Warrant.  We engaged a third party independent appraiser to determine the expected life of the revised Osmotics Warrant.  The charge is recorded as a separate line item on the accompanying consolidated statements of income for the year ended December 31, 2006.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics resources rather than procure them on our own.  Accordingly, in January 2005, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology.  The charge for such services is $5,000 per month.  The Shared Services Agreement originally expired on December 31, 2005 but has been extended until December 31, 2008.  The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects.  In the event that our officers spend any time on the business of Osmotics, we charge Osmotics for the cost of these services which is offset against the monthly charge described above.

For the years ended December 31, 2007 and 2006, we recorded $59,706 and $59,752, net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying consolidated statements of income.

Short-Term Loan

In January 2008, we loaned Osmotics $50,000 under a promissory note agreement.  The promissory note bears interest at an annual rate of 9.5%.  The principal amount of the promissory note, along with any unpaid accrued interest, is payable the earlier of (i) April 11, 2008 or (ii) when Osmotics receives payment from a certain purchase order.  At the Company’s option, the principal amount and accrued interest thereon may be applied to the balance owed by the Company to Osmotics for the purchase of Triceram® described above.  The loan was made at the request of Osmotics and approved by the disinterested members of our BOD.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Management’s report is included under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading “Executive Officers of the Registrant” as permitted by General Instruction G to Form 10-K.  The other information required by this item is incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Proposal 1. Election of Directors,” “Board and Committee Information” and “Section 16(a) Beneficial Ownership Reporting Compliance”) to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 11.                 Executive Compensation

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Executive Compensation”) to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Beneficial Ownership of Voting Securities” and “Executive Compensation”) to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships, Related Transactions, and Director Independence”) to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 14.                 Principal Accountant Fees and Services

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Principal Accountant Fees and Services”) to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV

Item 15.                 Exhibits

(a)    The following documents are filed as a part of this report on Form 10-K:

(1)            Consolidated financial statements of Ceragenix Pharmaceuticals, Inc.:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Company’s Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Company’s Consolidated Statements of Income for the fiscal years ended December 31, 2007, December 31, 2006 and the Period from February 20, 2002 through December 31, 2007

Company’s Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007, December 31, 2006 and the Period from February 20, 2002 through December 31, 2007

Company’s Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2007, December 31, 2006 and the Period from February 20, 2002 through December 31, 2007

Notes to Company’s Consolidated Financial Statements

(2)            Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

(3)            Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
2.1

Agreement and Plan of Merger Agreement by and among Osmotics Pharma, Inc., Onsource Corporation, and Onsource Acquisition Corp. dated as of April 8, 2005 (filed as exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on April 13, 2005 and incorporated herein by reference)

2.2

Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005 (filed as exhibit 1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 2, 2005 and incorporated herein by reference)

3.1

Certificate of Incorporation (filed as exhibit 3.1 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-100106) filed with the SEC on September 26, 2002 and incorporated herein by reference)

3.2

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on From SB-2/A (Commission File No. 333-100106) filed with the SEC on September 29, 2003 and incorporated herein by reference)

3.3

Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (filed as exhibit 5.03 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 11, 2005 and incorporated herein by reference)

3.4

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on From SB-2/A (Commission File No. 333-125967) filed with the SEC on July 13, 2005 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of the Company (filed as exhibit 3.3 to registrant’s Registration Statement on From
SB-2/A (Commission File No. 333-100106) filed with the SEC on January 13, 2003 and incorporated herein by reference)

4.1	Form of Warrant Agreement (filed as exhibit 2 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on April 21, 2005 and incorporated herein by reference)
4.2	Form of Convertible Note (filed as exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)
4.3	Form of Investor Warrant (filed as exhibit 10.2 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)
4.4

Registration Rights Agreement between Ceragenix Pharmaceuticals, Inc. and Osmotics Corporation dated August 15, 2006 (filed as exhibit 20.1 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

4.5

Form of Registration Rights Agreement dated December 5, 2006 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1*

Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005 (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.2*

Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.3*

Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005 (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.4*

Employment Agreement by and among Ceragenix Pharmaceuticals, Inc. and Dr. Peter Elias dated as of May 1, 2006 (filed as exhibit 10.7 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.5

Shared Services Agreement between Osmotics Corporation and Osmotics Pharma, Inc. dated January 26, 2005 (filed as exhibit 10.8 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.6

Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000 (filed as exhibit 10.12 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.7

Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc. (filed as exhibit 10.13 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.8

Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated August 15, 2006 (filed as exhibit 10.10 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.9

Agreement Not to Compete between Osmotics Corporation and Osmotics Pharma, Inc. dated May 10, 2005 (filed as exhibit 10.11 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.10

Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004 (filed as exhibit 10.14 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.11

Form of Amended and Restated Security Agreement (filed as exhibit 10.3 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.12

Form of Securities Purchase Agreement (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.13

Form of Subsidiary Guarantee (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.14

Form of Limited Standstill Agreement by and between Osmotics Corporation and Ceragenix Pharmaceuticals, Inc. (filed as exhibit 10.24 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.15†‡	Distribution and Supply Agreement between Dr. Reddy’s Laboratories, Inc. and Ceragenix Pharmaceuticals, Inc. dated November 16, 2007
14.1†	Code of Ethics
21.1†	Subsidiaries of the Registrant
31.1†	Certification of Chief Executive Officer
31.2†	Certification of Chief Financial Officer
32.1†	Section 1350 Certification

†                                         Filed herewith.

*                                        The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

‡                                         Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERAGENIX PHARMACEUTICALS, INC., a Delaware Corporation
By:
Date: March 31, 2008	/s/ Steven S. Porter
Steven S. Porter Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Steven S. Porter	Chief Executive Officer and Chairman of the Board	March 31, 2008
Steven S. Porter	(Principal Executive Officer)

/s/ Jeffrey S. Sperber	Chief Financial Officer and Director (Principal Financial	March 31, 2008
Jeffrey S. Sperber	Officer and Principal Accounting Officer)

/s/ Michel Darnaud	Director	March 31, 2008
Michel Darnaud

/s/ Philippe Gastone	Director	March 31, 2008
Philippe Gastone

/s/ Alberto Bautista	Director	March 31, 2008
Alberto Bautista

/s/ Cheryl A. Hoffman-Bray	Director	March 31, 2008
Cheryl A. Hoffman-Bray

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger Agreement by and among Osmotics Pharma, Inc., Onsource Corporation, and Onsource Acquisition Corp. dated as of April 8, 2005 (filed as exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on April 13, 2005 and incorporated herein by reference)

2.2

Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005 (filed as exhibit 1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 2, 2005 and incorporated herein by reference)

3.1

Certificate of Incorporation (filed as exhibit 3.1 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-100106) filed with the SEC on September 26, 2002 and incorporated herein by reference)

3.2

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on From SB-2/A (Commission File No. 333-100106) filed with the SEC on September 29, 2003 and incorporated herein by reference)

3.3

Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (filed as exhibit 5.03 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 11, 2005 and incorporated herein by reference)

3.4

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on From SB-2/A (Commission File No. 333-125967) filed with the SEC on July 13, 2005 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of the Company (filed as exhibit 3.3 to registrant’s Registration Statement on From
SB-2/A (Commission File No. 333-100106) filed with the SEC on January 13, 2003 and incorporated herein by reference)

4.1	Form of Warrant Agreement (filed as exhibit 2 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on April 21, 2005 and incorporated herein by reference)
4.2	Form of Convertible Note (filed as exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)
4.3	Form of Investor Warrant (filed as exhibit 10.2 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)
4.4

Registration Rights Agreement between Ceragenix Pharmaceuticals, Inc. and Osmotics Corporation dated August 15, 2006 (filed as exhibit 20.1 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

4.5

Form of Registration Rights Agreement dated December 5, 2006 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1*

Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005 (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.2*

Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.3*

Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005 (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.4*

Employment Agreement by and among Ceragenix Pharmaceuticals, Inc. and Dr. Peter Elias dated as of May 1, 2006 (filed as exhibit 10.7 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.5

Shared Services Agreement between Osmotics Corporation and Osmotics Pharma, Inc. dated January 26, 2005 (filed as exhibit 10.8 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.6

Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000 (filed as exhibit 10.12 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.7

Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc. (filed as exhibit 10.13 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.8

Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated August 15, 2006 (filed as exhibit 10.10 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.9

Agreement Not to Compete between Osmotics Corporation and Osmotics Pharma, Inc. dated May 10, 2005 (filed as exhibit 10.11 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.10

Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004 (filed as exhibit 10.14 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.11

Form of Amended and Restated Security Agreement (filed as exhibit 10.3 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.12

Form of Securities Purchase Agreement (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.13

Form of Subsidiary Guarantee (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.14

Form of Limited Standstill Agreement by and between Osmotics Corporation and Ceragenix Pharmaceuticals, Inc. (filed as exhibit 10.24 to registrant’s Registration Statement on From SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.15†‡	Distribution and Supply Agreement between Dr. Reddy’s Laboratories, Inc. and Ceragenix Pharmaceuticals, Inc. dated November 16, 2007
14.1†	Code of Ethics
21.1†	Subsidiaries of the Registrant
31.1†	Certification of Chief Executive Officer
31.2†	Certification of Chief Financial Officer
32.1†	Section 1350 Certification

†                                         Filed herewith.

*                                        The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

‡                                         Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.  Omitted portions have been filed separately with the SEC.