Form 10-Q
period 2008-03-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2008-05-13
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                                                         Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

As of May 12, 2008, the registrant had 17,698,293 shares of its common stock ($.0001 par value) outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,558,088	$2,213,654
Receivables from related party	51,143	—
Prepaid expenses and other	569,006	667,197
Total current assets	3,178,237	2,880,851

Property and equipment, net	14,929	16,210
Total assets	$3,193,166	$2,897,061

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$1,020,894	$856,521
Convertible Notes, net of discount of $214,246 and $428,491, respectively	2,887,943	2,673,698
Derivative liability	1,728,999	385,262
Current portion of 2006 Debentures, net of discount of $832,760 and $634,483, respectively	1,147,240	685,517
Total current liabilities	6,785,076	4,600,998

Derivative liability	2,126,758	1,372,987
Deferred revenue	2,971,875	1,490,625
2006 Debentures, less current portion, net of discount of $1,480,461 and $2,009,197, respectively	2,039,539	2,170,803
Total liabilities	13,923,248	9,635,413

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A Preferred stock, no par value, 1,000,000 shares issued and outstanding; $4,000,000 liquidation preference; net of discount of $4,000,000	—	—
Series B Preferred stock, no par value, 375,000 shares issued and outstanding; $843,750 liquidation preference	843,750	843,750
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,393,724 and 16,393,724 shares, respectively, issued and outstanding	1,639	1,639
Additional paid-in capital	17,471,569	17,299,917
Deficit accumulated during the development stage	(29,047,040)	(24,883,658)
Total stockholders’ deficit	(10,730,082)	(6,738,352)
Total liabilities and stockholders’ deficit	$3,193,166	$2,897,061

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH MARCH 31, 2008

(UNAUDITED)

	Three Months Ended March 31,		Cumulative From Inception (February 20,
	2008	2007	2002)

REVENUE:	$18,750	$—	$28,125

OPERATING EXPENSES:
Licensing fees	66,250	41,250	1,038,204
Testing and development	70,865	233,148	1,549,099
General and administrative	1,209,318	947,260	10,985,859
Extension of Osmotics Warrant	—	—	666,011
	1,346,433	1,221,658	14,239,173

Loss from operations	(1,327,683)	(1,221,658)	(14,211,048)

OTHER INCOME (EXPENSE):
Interest, net	(3,362,822)	(1,046,922)	(14,462,232)
Gain on value of derivative liabilities	527,123	1,811,541	9,103,860
Loss on extinguishment of debt	—	—	(1,780,531)
	(2,835,699)	764,619	(7,138,903)

LOSS BEFORE DISCONTINUED OPERATIONS:	(4,163,382)	(457,039)	(21,349,951)
Discontinued operations	—	—	(7,697,089)

NET LOSS	(4,163,382)	(457,039)	(29,047,040)

PREFERRED STOCK DIVIDENDS	(60,000)	(60,000)	(765,161)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,223,382)	$(517,039)	$(29,812,201)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	16,393,724	16,183,389

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted	$(.26)	$(.03)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH MARCH 31, 2008

(UNAUDITED)

	2008	2007	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,163,382)	$(457,039)	$(29,047,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on value of derivative liabilities	(527,123)	(1,811,541)	(9,103,860)
Impairment loss on goodwill	—	—	7,732,968
Amortization of debt discount	544,704	752,749	6,890,776
Amortization of debt placement costs	—	149,664	1,302,868
Noncash stock compensation expense	442,589	225,314	2,643,079
Noncash licensed technology costs	—	—	214,882
Loss on disposal of assets held for sale	—	—	28,493
Depreciation expense	4,156	2,298	21,103
Loss on extinguishment of debt	—	—	1,780,531
Fair value of adjustment to exercise price of convertible securities	2,624,629	—	4,583,616
Fair value of warrants issued for amending debt agreement	—	—	275,600
Imputed interest expense	—	—	174,666
Extension of Osmotics Warrant	—	—	666,011
Payment under license agreement	—	—	(269,548)
(Increase) decrease in prepaid expenses and other	(138,890)	(118,907)	197,666
(Decrease) increase in accounts payable and accrued liabilities	122,169	(65,013)	811,207
Increase in deferred revenue	1,481,250	—	2,971,875
Net cash provided by (used in) operating activities of continuing operations	390,102	(1,322,475)	(8,125,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	—	(72,760)
Purchase of property and equipment	(2,875)	(2,356)	(36,032)
Net cash provided by (used in) investing activities of continuing operations	(2,875)	(2,356)	1,039,299

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	—	925,000
Payments under promissory notes to Osmotics	(50,000)	—	(1,250,000)
Repayments from Osmotics under promissory note	25,000		25,000
Net proceeds from sale of convertible debt	—	—	7,172,017
Net proceeds from the exercise of warrants	—	5,400	2,243,588
Borrowings under insurance financing agreement	—	—	211,711
Payments under insurance financing agreement	(17,793)	(16,907)	(216,344)
Payment of preferred stock dividend	—	—	(545,161)
Advances from Osmotics	—	—	2,586,369
Advances to Osmotics	—	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by (used in) financing activities of continuing operations	(42,793)	(11,507)	9,796,727

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)

Net increase (decrease) in cash	344,434	(1,336,338)	2,558,088

Cash and cash equivalents at the beginning of period	2,213,654	4,997,945	—

Cash and cash equivalents at the end of period	$2,558,088	$3,661,607	$2,558,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months ended March 31,
	2008	2007
Cash paid during period for:
Interest	$186,566	$64,020
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Three Months ended March 31,
	2008	2007

Conversion of debt to common stock	$—	$59,167
Debt discount converted to additional paid in capital	$—	$19,031
Debt placement costs converted to additional paid in capital	$—	$9,817
Derivative liability converted to additional paid in capital	$—	$38,714
Conversion of accrued interest to common stock	$—	$43,333
Common stock issued for service agreement	$—	$122,000
Accrual of preferred stock dividends	$60,000	$60,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

								Deficit
								Accumulated
	Preferred Stock		Preferred Stock					During the
	Series A		Series B		Common Stock			Development
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Stage	Total
BALANCES, December 31, 2007	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,299,917	$(24,883,658)	$(6,738,352)

Stock option compensation expense	—	—	—	—	—	—	231,652	—	231,652
Net loss	—	—	—	—	—	—	—	(4,163,382)	(4,163,382)
Preferred stock dividends	—	—	—	—	—	—	(60,000)	—	(60,000)
BALANCES, March 31, 2008	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,471,569	$(29,047,040)	$(10,730,082)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2008

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

Our Ceragenin™ technology represents a mid- and long-term revenue opportunity for treating infectious disease.  Ceragenins™ are small molecule, positively charged, aminosterol compounds that have shown activity against both gram negative and gram positive bacteria, certain viruses, certain fungi and certain cancers in preclinical testing.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system.  We are initially pursuing activities in antimicrobial medical device coatings.  We have not applied for, nor have we received, approval from the FDA to market any product using our Ceragenin™ technology.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at March 31, 2008, we had a stockholders’ deficit of $10,730,082 and a negative working capital balance of $3,606,839.  We have relied upon advances from

Osmotics Corporation (“Osmotics”) (the former parent of our wholly owned subsidiary, Ceragenix Corporation), proceeds from the sale of convertible debt securities, and proceeds received from the exercise of common stock purchase warrants to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of March 31, 2008, we had cash and cash equivalents of $2,558,088.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount is inclusive of certain product launch specific considerations. The Non-Sales Milestones are payable as follows:

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

In March 2008, we received the $1,500,000 payment for Specified Event 1.  Such payment is refundable in the event that we cannot deliver launch quantities of EpiCeram® which is properly validated and shelf stable prior to the launch date.  Management believes that we will be able to provide launch quantities of shelf stable EpiCeram® in connection with the planned launch.  Further, we believe that we will receive most, if not all, of the remaining Non-Sales Milestone payments from DRL during 2008.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least December 31, 2008.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not achieve or receive the Non-Sales Milestone payments within the timeframes we currently anticipate, we would likely not have sufficient cash to fund our planned activities through December 31, 2008.

Our outlook above assumes that $3,102,189 in convertible notes that mature on June 30, 2008 will be converted into shares of common stock prior to the maturity date or that the holders agree to extend the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  As of the date of this Form 10-Q, the market conditions for our stock do not appear to be conducive to a conversion.  However, it is possible that market conditions will change prior to June 30, 2008.  There is no assurance that the holders will be willing to extend the maturity date of the notes.  We will not have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital.  There is no assurance that we will be successful in any attempt to raise additional capital.  As of the date of this Form 10-Q, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.  If the holders are unwilling to either convert the notes or extend their term, and we are not able to raise additional capital, we will default under the terms of the notes.  A default under the terms of the notes would also constitute a default under our other convertible debt obligations described below in Note 3.

Additionally, our outlook also assumes that we will be able to make the upcoming monthly principal payments of $220,000 due under our convertible debentures with shares of common stock in lieu of cash.  As described below in Note 3, we are required to make such payments commencing on July 1, 2008.  While the terms of the convertible debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Form 10-Q, we do not meet these conditions.  However, it is possible that market conditions could change by June 30, 2008.  We will not have sufficient cash to make these monthly payments and fund our planned operating activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the convertible debentures.  A default under the convertible debentures is also a default under the convertible notes described above.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the SEC of Rule 415.  The SEC has provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The SEC reinforced this view in comment letters sent to us in August 2007 and September 2007.  More specifically, we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 10,700,000 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.  This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  We do not know when Osmotics will complete its planned exchange offer.

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants, which are described below in Note 3. We cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  As a result, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures.  It is likely that we will need or want to raise additional capital before we may be able to register all of the common shares that are issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants.

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

Basis of Presentation

For the three months ended March 31, 2008 and 2007, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows of the Company for the three months ended March 31, 2008 and 2007.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K.

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

(3)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”).  The principal amount of the 2006 Debentures outstanding accrue interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures, as adjusted, are convertible into shares of our common stock at the equivalent of $.96 per common share, subject to adjustments more fully described below.  The outstanding principal and accrued interest on the 2006 Debentures is payable on December 5, 2009.  However, as more fully described below, beginning July 1, 2008 (or earlier if we receive in excess of $3,000,000 in gross proceeds from a sale of debt or equity securities), the 2006 Debentures are subject to mandatory monthly redemptions at a rate of 1/25th of the face amount of the debentures.  The redemption payments can be made in either cash or common stock, at the election of the Company.  However, payments made in stock are subject to certain restrictions and limitations.  Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see more information on the Convertible Notes under the heading “Convertible Notes” below).  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

Events of default under the 2006 Debentures include failure to pay principal or interest in a timely manner that is not cured within three days; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one related transaction or a series of related transactions; if a registration statement shall not be declared effective by the SEC within 180 days after closing the transaction; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.

Pursuant to a registration rights agreement with the holders of the 2006 Debentures, we are required to file periodic registration statements on a best efforts basis until such time that 130% of the common shares issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants are registered for resale.  After the initial registration statement (the “Initial Registration Statement”) is declared effective, we are required to file registration statements no sooner than the 180th calendar day following the date the most recent registration statement was declared effective.  Such registration statements are to include shares equal to 30% of the issued and outstanding common shares of the Company (less any shares held by affiliates of the Company) as of the filing date minus 10,000 shares (the “Registration Cap”).  The aforementioned registration process was developed in conjunction with the 2006 Debenture holders based on available guidance from the SEC at the time of the 2006 Debenture transaction.  As of March 31, 2008, we are obligated to register 11,177,891 common shares (subject to adjustment) for the holders of the 2006 Debentures.

Our Initial Registration statement was filed in December 2006 and declared effective by the SEC in January 2007.  The Initial Registration Statement registered 1,525,347 common shares for resale (the “Initial Registration Securities”) which represented the Registration Cap at the time of filing.  In July 2007, we filed a second registration statement in which we attempted to register an additional 1,622,527 common shares which represented the Registration Cap on the date the registration statement was filed.  In August 2007 and September 2007, we received comment letters from the SEC stating that we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  This represents a change from past practice by the SEC in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x) and the available guidance at the time of the 2006 Debenture transaction.  The practical impact of this SEC position is that we cannot register any additional common shares for the 2006 Debenture holders above and beyond the Initial Registration Securities until such time that either (i) our public float increases and/or (ii) the holders of the 2006 Debentures convert their securities and sell the underlying common shares.  We expect our public float to increase upon Osmotics consummating their planned exchange transaction.  In the event that Osmotics consummates their exchange transaction, we would be able to register approximately an additional 3,510,000 shares of common stock underlying the 2006 Debentures and 2006 Debenture Warrants which falls short of the 9,652,544 shares that remain to be registered.  We do not know when Osmotics will complete their planned exchange transaction.

Under the registration rights agreement we may be liable for liquidated damages equal to 2% of the aggregate purchase price paid by the holders of the 2006 Debentures for every 30 days we fail to meet our obligations under the registration rights agreement (up to a maximum of 24%).  We failed to meet our obligation to gain effectiveness of the registration statement filed in July 2007 within 120 days of filing.  In accordance with FASB Staff Position EITF 00-19-2 – “Accounting for Registration Payment Arrangements,” any liquidated damages payments owed to the holders of the 2006 Debentures should be separately recognized and measured in the financial statements in accordance with FASB Statement No. 5 – “Accounting for Contingencies” (“SFAS No. 5”).  Under SFAS No. 5, loss contingencies shall be accrued by a charge to income if it is probable a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.  As of March 31, 2008, we believe that there are a number of mitigating factors that reduce the probability of payment, and if paid, the amount that would be paid.  These factors include:

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

As a result of the above mentioned factors, as of March 31, 2008, we have not accrued for the potential liquidated damages associated with our failure to register the 2006 Debentures in accordance with the timeframes called for in the underlying agreement.  We will evaluate these factors on a quarterly basis and accrue for any charges if they become probable and can be reasonably estimated.

Purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed below, the exercise price and number of shares underlying the warrants have been adjusted.  As a result of these adjustments, the exercise price of the 2006 Debenture warrants has been reduced to $.96 per share and the number of common shares underlying the warrants was increased to 2,869,211.

We also issued to placement agents warrants exercisable to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share (the “Agent Warrants”) and paid them cash commissions of $425,000.

The 2006 Debentures originally required the monthly redemption payments to commence on December 1, 2007.  On November 30, 2007, the holders of the 2006 Debentures agreed to amend the terms of the debentures to extend the first monthly redemption payment date to the earlier of (i) June 30, 2008 or (ii) the date that we receive in excess of $3,000,000 in gross proceeds from the sale of debt or equity securities.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  As a result, as of March 31, 2008, the outstanding principal balance of the 2006 Debentures is $5,500,000.  We evaluated this amendment in the context of EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the 2006 Debentures as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended 2006 Debentures is considered the issuance of a new debt instrument.  We recorded the amended 2006 Debentures at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended 2006 Debentures and the fair value of the 2006 Debentures prior to the amendment was recorded as a loss during the fourth quarter of 2007.

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

For the three months ended March 31, 2008 and 2007, we amortized $330,459 and $385,428 of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs.  The Agent Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs.  Debt placement costs, which totaled $938,380, were being amortized on a straight-line basis over the three year life of the 2006 Debentures.  In connection with the second amendment to the 2006 Debentures described above, the outstanding unamortized debt offering cost balance of $629,792 was written off and is included in the loss on extinguishment of debt agreements described above.  There were no offering costs associated with the second amendment to the 2006 Debentures.  For the three months ended March 31, 2008 and 2007, we amortized $0 and $78,198 of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

The 2006 Debentures originally required us to execute a third party commercialization transaction for EpiCeram® by June 30, 2007.  On June 29, 2007, the investors agreed to extend the date to August 15, 2007.  As consideration for this amendment, we issued to the investors five year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.  As discussed below, the exercise price of the Amendment Warrants has been reduced to $.96 per share and the number of common shares underlying the warrants was increased to 937,500.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price now equal to $.96 per share, subject to adjustments more fully described below (the “Convertible Notes”).  The Convertible Notes accrue interest at the rate of 10% per annum payable quarterly.  The Convertible Notes were repayable, principal and outstanding accrued interest, on November 28, 2007, but as more fully described below, that date has been extended to June 30, 2008.  We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $1.92 (as adjusted) for 20 consecutive trading days.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes was to be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default can take place at any time during the year.  An adjustment due to a milestone default could only take place on a Reporting Date (the date we file an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q).  There are no further potential milestone defaults prior to the maturity of the Convertible Notes.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the Amendment Warrants to $.96 per share.  For the three months ended March 31, 2008, we recorded $2,624,629 for the fair value of the reductions in conversion price which is included in interest expense on the accompanying condensed consolidated statements of operations with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock; and a stop trade action by the SEC that lasts for more than five consecutive days.

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

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the anti-dilution features of the Convertible Notes did not meet the definition of “standard” anti-dilution features.  Therefore, the conversion feature of the Convertible Notes was considered an embedded derivative in accordance with SFAS No. 133.  Accordingly, we bifurcated the derivative from the Convertible Notes (host contract) and recorded the liability at its fair value of $1,792,000 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.  The original debt discount was amortized on a straight-line basis over the original two year life of the Convertible Notes.

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

The Convertible Notes originally matured on November 28, 2007.  On November 28, 2007, the holders of the Convertible Notes agreed to amend the terms of the notes to extend the maturity date to June 30, 2008.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the Convertible Notes by 10% ($282,017).  As a result, as of March 31, 2008, the outstanding principal balance of the Convertible Notes is $3,102,189.  We evaluated this amendment in the context of EITF 96-19.  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the Convertible Notes as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended Convertible Notes are considered the issuance of a new debt instrument.  We recorded the amended Convertible Notes at fair value as of the amendment date.  We used the
Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended Convertible Notes and the fair value of the Convertible Notes prior to the amendment was recorded as a loss.

For the three months ended March 31, 2008 and 2007, we amortized $214,245 and $354,821, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs.  The Placement and Finder Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, were amortized on a straight-line basis over the original two year life of the Convertible Notes.  For the three months ended March 31, 2008 and 2007, we amortized $0 and $71,466, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2007, holders converted $59,167 of Convertible Notes into 28,862 shares of common stock.  Further, during the three months ended March 31, 2007, holders converted $43,333 of accrued interest into 21,138 shares of common stock.

Maturities of convertible debt that could require cash are as follows as of March 31, 2008:

Year	Amount
2008	$4,422,189
2009	4,180,000
2010 and thereafter	—
8,602,189
Less debt discount	(2,527,467)
$6,074,722

(4)           STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

Series A Preferred Stock

In connection with our merger transaction with Ceragenix Corporation in May 2005, the Board authorized the issuance of 1,000,000 shares of Preferred Stock to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock has a stated value of $4.00 per share and accrues dividends at a rate of 6% per annum. The Preferred Stock is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder subject to certain conditions however, the Preferred Stock automatically converts into shares of common stock in May 2008.  The dividends are payable on each one year anniversary date from the date of grant.  In May 2008, all of the Preferred Stock and $240,000 of accrued dividends were converted into 1,304,569 shares of common stock.

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

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the three months ended March 31, 2008, we amortized $168,750 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  Further, the investor relations firm is eligible to earn an additional 200,000 shares of common stock as a bonus if the Company, in its sole discretion, is satisfied with the services of the investor relations firm and believes such a bonus is warranted.  We believe it is unlikely that such a bonus will be paid.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the three months ended March 31, 2008, we amortized $42,188 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

During the three months ended March 31, 2007 we issued 5,400 shares of common stock, in exchange for $5,400 upon the exercise of certain common stock purchase warrants.

Stock Options

For the three months ended March 31, 2008 and 2007, we recorded compensation expense related to employee stock options of $224,905 and $151,845 respectively. The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The weighted average fair value of stock options at the date of grant issued to employees during the three months ended March 31, 2008 and 2007 was $.48 per share and $1.59 per share, respectively.  We used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2008:

Volatility	49.6%
Dividend yield	0%
Risk-free interest rate	2.37%
Expected term (years)	5.0

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

A summary of stock option activity for the three months ended March 31, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2007	4,805,750	$1.65
Options granted	100,000	$1.05
Options exercised	—	—
Options canceled	—	—
Outstanding at March 31, 2008	4,905,750	$1.64	7.2 years	$54,295
Exercisable at March 31, 2008	3,492,417	$1.48	6.8 years	$54,295

The total fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was $ 26,483 and $0, respectively.  The intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0 as there were no options exercised during these periods. As of March 31, 2008, we had $1,119,602 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.0 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the three months ended March 31, 2008 and 2007, we amortized $6,747 and $6,747, respectively of compensation expense related to scientific advisory board options.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At March 31, 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$2,088,009
Convertible Debt Warrants	1,704,247
Placement and Finder Warrants	63,501
3,855,757
Less classified as current	(1,728,999)
$2,126,758

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

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Years ended March 31,
	2008	2007

Warrants	6,792,267	5,014,812
Options	4,905,750	3,979,750
Convertible debt	8,960,614	3,672,551
Preferred stock	1,375,000	1,000,000

(7)     COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

Ceragenix Corporation has an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty for which payment shall commence in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  Ceragenix Corporation is also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the three months ended March 31, 2008 and 2007, we were charged $26,730 and $0, respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying condensed consolidated statements of income.  The term of the BYU license is for the life of the underlying patents which expire in 2022.

Ceragenix Corporation also has an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement.  The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the three months ended March 31, 2008 and 2007, we were charged $82 and $0, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Osmotics Sublicense Agreement

Ceragenix Corporation obtained its rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to Ceragenix Corporation.  In August 2006, Ceragenix Corporation entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby Ceragenix Corporation granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay Ceragenix Corporation either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three months ended March 31, 2008 and 2007, licensing fees have been reduced by $6,250 for the portion of the minimum royalty borne by Osmotics.  In March 2008, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2008.  The Company and Osmotics agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) beginning April 1, 2008 until such time that the outstanding balance of $25,000 is fully realized.  The outstanding balance is included in receivables from related party on the accompanying condensed consolidated balance sheet as of March 31, 2008.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  For the three months ended March 31, 2008 and 2007, we charged Osmotics $1,419 and $847, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.  Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 of which $100,000 was previously paid during 2006. Under the terms of the DRL Agreement, we are required to repurchase the Triceram® formulation by November 2008.  In April 2008, the Sublicense Agreement was amended as follows:

•                  On the date we exercise the Triceram® purchase option in November 2008, the payment obligation shall convert to a 12 month note requiring equal monthly principal payments and shall bear interest at an annual rate of 9.5%; and

•                  In the event that we raise at least $12 million in gross debt or equity proceeds prior to or during the period of the note, the outstanding balance shall become due and payable in a lump sum.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics resources rather than procure them on our own.  Accordingly, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology.  The charge for such services is $5,000 per month.  The Shared Services Agreement expires on December 31, 2008.  The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects.  In the event that our officers spend any time on the business of Osmotics, we charge Osmotics for the cost of these services which is offset against the monthly charge described above.

For the three months ended March 31, 2008 and 2007, we recorded $15,000 and $15,000 net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

Short-Term Loan

In January 2008, we loaned Osmotics $50,000 under a promissory note agreement (the “2008 Osmotics Note”).  The promissory note bears interest at an annual rate of 9.5%.  The principal amount of the promissory note, along with any unpaid accrued interest, is payable the earlier of (i) April 11, 2008 or (ii) when Osmotics receives payment from a certain purchase order.  At the Company’s option, the principal amount and accrued interest thereon may be applied to the balance owed by the Company to Osmotics for the purchase of Triceram® described above.  The loan was made at the request of Osmotics and approved by the disinterested members of our BOD.

In March 2008, Osmotics made a principal payment of $25,000.  In April 2008, we agreed to extend the maturity date of the Osmotics Note to November 16, 2008 at which time the outstanding principal balance and accrued interest thereon will be applied to the balance owed by the Company to Osmotics for the purchase of Triceram® described above.  The 2008 Osmotics Note will continue to bear interest at an annual rate of 9.5%.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any material litigation proceeding.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q (this “Form 10-Q”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements are based on the current expectations of or forecasts of future events made by our management.  Forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Many factors mentioned in this Form 10-Q, for example governmental regulation, general economic and capital market conditions in the United States, and competition in our industry, will be important in determining future results.  No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including, but not limited to, delivering shelf stable product prior to the planned launch; receiving the Non-Sales Milestones within the timeframes currently anticipated by the Company; the ability of the Company to satisfy its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2008.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a development stage pharmaceutical company focused on prescription products for infectious disease and dermatology.  Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology.  For accounting purposes, the Company has been classified as a development stage enterprise.  All of our planned products require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first product, EpiCeram®.  In November 2007, we entered into an exclusive supply and distribution agreement with DRL for the commercialization of EpiCeram® in the United States.

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

Critical Accounting Policies

We have identified the policies described below as critical to our business and results of operations.  For further discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements as of and for the years ended December 31, 2007 as filed on our Form 10-K.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the following paragraphs.

Revenue Recognition

For a discussion of our accounting policies related to Revenue Recognition, please refer to the information provided under the heading “Revenue Recognition” in Note 3 to our audited financial statements included our Form 10-K as of and for the years ended December 31, 2007, which information is incorporated herein by reference.

Derivatives

For a discussion of our accounting policies related to Derivatives, please refer to the information provided under the heading “Derivatives” in Note 3 to our audited financial statements included our Form 10-K as of and for the years ended December 31, 2007, which information is incorporated herein by reference.

Share-Based Payments

For a discussion of our accounting policies related to Share-Based Payments, please refer to the information provided under the heading “Share-Based Payments” in Note 3 to our audited financial statements included our Form 10-K as of and for the years ended December 31, 2007, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue

We recorded $18,750 of revenue during the three months ended March 31, 2008 compared to $0 for the prior year period.  The revenue recorded in 2008 represents amortization of the upfront payment received in November 2007 under the terms of the DRL Agreement.

Licensing Fees

We pay licensing fees under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the three months ended March 31, 2008, licensing fees increased by $25,000 or 61% compared to the prior year period.  The increase in expense is the result of an increase in the minimum amount due under the Brigham Young University agreement effective January 2008.

Testing and Development

Testing and development expense for the three months ended March 31, 2008 decreased by $162,283 or approximately 70% compared to the prior year period.  The decrease in expense between periods is primarily the result of a clinical study for EpiCeram® that was conducted during 2007.  There was no comparable study during the same period of 2008.  Our ability to conduct testing and development activities is greatly dependent upon our financial resources.  For 2008, we plan on conducting a NeoCeram™ clinical trial (if we receive IRB approval), an additional EpiCeram® trial and certain preclinical development activities of Cerashield™.  In order to develop Cerashield™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $262,058 or 28% for the three months ended March 31, 2008 compared to the prior year period.  The increase in general and administrative expenses was primarily due to noncash stock compensation expense, investor relations expense and legal fees. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods.  Investor relations expense increased primarily as a result of issuing Series B Preferred Stock for investor relations services during the third quarter of 2007 which is being amortized over the life the services are being provided (12 month period).  Legal fees increased as a result of an increase in activities requiring outside legal counsel during 2008.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended March 31, 2008 increased by $106,025 compared to the prior year period.

Other Expense

For the three months ended March 31, 2008, we recorded other expense of $2,835,699 compared to other income of $764,619 for the prior year period.   The increase in expense between years was the result of an adjustment to the conversion price of certain convertible securities which took place during the three months ended March 31, 2008 (recorded as interest expense) combined with a decrease in gain on the value of derivative liabilities between years.

Net Loss

As a result of the factors described above, the net loss for three months ended March 31, 2008 increased by $3,706,343 compared to the prior year period.

Preferred Stock Dividends

Preferred stock dividends were the same for both periods.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders for the three months ended March 31, 2008 increased by $3,706,343 compared to the prior year period

LIQUIDITY AND CAPITAL RESOURCES

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

Our ability to raise additional capital is constrained by the following factors related to our capital structure and market for our common stock:

•      The terms of our convertible debt securities (see discussion provided under Note 3 to our condensed consolidated financial statements included elsewhere in this Form 10-Q) contain provisions which allow for the conversion prices to be adjusted downward which creates uncertainty for new investors;

•      Our existing convertible debt securities require repayment commencing June 30, 2008.  Our experience has been that new investors want proceeds from their investment to be utilized in the development of the Company’s products and not for repaying existing debt;

•      The overhang of 10,700,000 shares of our common stock and 1,000,000 shares of Series A Preferred Stock held by Osmotics for exchange with their shareholders and debtholders creates uncertainty for new investors particularly as to how the market for our common stock will be impacted when that exchange transaction takes place;

•      Recent interpretations of Rule 415(a)(1)(x) by the SEC have limited the number of shares of common stock that we can register for new investors that are sold pursuant to private placement transactions.   Until such time that Osmotics completes its planned exchange transaction, the shares they hold in escrow are excluded from our float for purposes of Rule 415 calculations which further exacerbates this limitation; and

•      The average trading volume of our common stock on the OTC Bulletin Board is not significant.  Our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.”  These rules make it more difficult to buy and sell shares of our common stock.  Additionally, we have a limited public float which has also contributed to the limited trading volume.  Further, many retail investors will not, and many institutional investors cannot, invest in stocks that trade on the OTC Bulletin Board.  Investors typically want to be assured that they can sell their shares of common stock without adversely impacting the market for such common stock and we currently cannot provide such assurances.

All of the above factors serve to limit the number of potential investors available to the Company.  We do not see these conditions changing in the near term.

Operating Activities

As of March 31, 2008, we had $2,558,088 of cash and cash equivalents.  During the three months ended March 31, 2008, $390,102 of cash was provided by operating activities which resulted from the receipt of a $1,500,000 milestone payment from DRL partially offset by cash operating expenses.

Investing Activities

During the three months ended March 31, 2008, we used $2,875 in investing activities representing certain capital expenditures.  As of March 31, 2008, we had no material commitments for capital expenditures.

Financing Activities

During the three months ended March 31, 2008, $42,794 of cash was used in financing activities primarily representing net proceeds advanced to Osmotics under a note payable agreement combined with payments made under an insurance financing agreement.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 3 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

As of March 31, 2008, we had cash and cash equivalents of $2,558,088.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount is inclusive of certain product launch specific considerations.     The Non Sales Milestones are payable as follows:

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

In March 2008, we received the $1,500,000 payment for Specified Event 1.  Such payment is refundable in the event that we cannot deliver launch quantities of EpiCeram® which is properly validated and shelf stable prior to the launch date.  Management also believes that we will be able to provide launch quantities of shelf stable EpiCeram® in connection with the planned launch.  Further, we believe that we will receive most, if not all, of the remaining Non-Sales Milestone payments from DRL during 2008.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least December 31, 2008.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not achieve or receive the Non-Sales Milestone payments within the timeframes we currently anticipate, we would likely not have sufficient cash to fund our planned activities through December 31, 2008.

Our outlook above assumes that $3,102,189 in convertible notes that mature on June 30, 2008 will be converted into shares of common stock prior to the maturity date or that the holders agree to extend the maturity date.  The willingness of the holders to convert their notes into shares of common stock will be highly dependent upon the market conditions for our stock (both market price and trading volume) at or prior to the maturity date.  As of the date of this Form 10-Q, the market conditions for our stock do not appear to be conducive for a conversion.  However, it is possible that market conditions will change prior to June 30, 2008.  There is no assurance that the holders will be willing to extend the maturity date of the notes.  We will not have sufficient cash to repay this obligation on the maturity date if the notes are not converted or extended.  This uncertainty raises substantial doubt about our ability to continue as a going concern.  If we do not have sufficient cash to repay this obligation we will be required to raise additional capital.  There is no assurance that we will be successful in any attempt to raise additional capital.  As of the date of this Form 10-Q, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.  If the holders are unwilling to either convert the notes or extend their term, and we are not able to raise additional capital, we will default under the terms of the notes.  A default under the terms of the notes would also constitute a default under our other convertible debt obligations described below in Note 3.

Additionally, our outlook also assumes that we will be able to make the upcoming monthly principal payments of $220,000 due under our convertible debentures with shares of common stock in lieu of cash.  As described in Note 3 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, we are required to make such payments commencing on June 30, 2008.  While the terms of the convertible debentures allow for us to make payments with shares of common stock, our ability to do so is subject to certain limitations and conditions primarily related to the trading volume of our common stock.  As of the date of this Form 10-Q, we do not meet these conditions.  However, it is possible that market conditions could change by June 30, 2008.  We will not have sufficient cash to make these monthly payments and fund our planned operating activities during 2008.  There is no assurance that the holders will allow us to make payment with shares of stock.  If we are unable to make these payments in either cash or common stock, we will be in default under the terms of the convertible debentures.  A default under the convertible debentures is also a default under the convertible notes described above.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the SEC of Rule 415.  The SEC has provided guidance to that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The SEC reinforced this view in comment letters sent to us in August 2007 and September 2007.  More specifically, we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 10,700,000 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.  This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  We do not know when Osmotics will complete its planned exchange offer.

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants, which are described below in Note 3 to the condensed consolidated financial statements included elsewhere in this Form 10-Q, we cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  As a result, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures.  It is likely that we will need or want to raise additional capital before we may be able to register all of the common shares that are issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants.

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

Contractual Obligations

We had the following contractual obligations at March 31, 2008, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Convertible Debt	$5,082,189	$3,520,000	$—	$—	$8,602,189
License Agreements	240,000	780,000	880,000	3,860,000	5,760,000
Shared Services Agreement	45,000	—	—	—	45,000
Triceram Purchase Obligation	516,000	—	—	—	516,000
Purchase Commitments	339,981	—	—	—	339,981
	$6,223,170	$4,300,000	$880,000	$3,860,000	$15,263,170

ITEM 3.      CONTROLS AND PROCEDURES

As of March 31, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	May 13, 2008	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	May 13, 2008	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer