Form 10-Q
period 2008-06-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2008-08-19
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended JUNE 30, 2008

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

As of August 18, 2008, the registrant had 17,698,293 shares of its common stock ($.0001 par value) outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,481,096	$2,213,654
Receivables from related party	39,258	—
Raw materials inventory	224,699	—
Prepaid expenses and other	408,357	667,197
Total current assets	2,153,410	2,880,851

Property and equipment, net	13,085	16,210
Total assets	$2,166,495	$2,897,061

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	$831,785	$856,521
Convertible Notes, net of discount of $0 and $428,491, respectively	3,102,189	2,673,698
Derivative liability	1,396,857	385,262
Current portion of 2006 Debentures, net of discount of $1,982,762 and $634,483, respectively	3,517,238	685,517
Total current liabilities	8,848,069	4,600,998

Derivative liability	—	1,372,987
Deferred revenue	3,199,261	1,490,625
2006 Debentures, less current portion, net of discount of $0 and $2,009,197, respectively	—	2,170,803
Total liabilities	12,047,330	9,635,413

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A Preferred stock, no par value, 0 and 1,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively; net of discount of $4,000,000 at December 31, 2007	—	—
Series B Preferred stock, no par value, 375,000 shares issued and outstanding at June 30, 2008 and December 31, 2007; $843,750 liquidation preference	843,750	843,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,698,293 and 16,393,724 shares, respectively, issued and outstanding	1,770	1,639
Additional paid-in capital	17,921,904	17,299,917
Deficit accumulated during the development stage	(28,648,259)	(24,883,658)
Total stockholders’ deficit	(9,880,835)	(6,738,352)
Total liabilities and stockholders’ deficit	$2,166,495	$2,897,061

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION) THROUGH JUNE 30, 2008

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From Inception (February 20,
	2008	2007	2008	2007	2002)
REVENUE	$18,750	$—	$37,500	$—	$46,875

OPERATING EXPENSES:
Licensing fees	57,917	41,250	124,167	82,500	1,096,121

Research and development	42,417	205,976	113,282	439,124	1,591,516

General and administrative	1,236,729	897,607	2,446,047	1,844,867	12,222,588

Extension of Osmotics Warrant	—	—	—	—	666,011
	1,337,063	1,144,833	2,683,496	2,366,491	15,576,236

Loss from operations	(1,318,313)	(1,144,833)	(2,645,996)	(2,366,491)	(15,529,361)

OTHER INCOME (EXPENSE):
Interest, net	(741,804)	(1,989,253)	(4,104,626)	(3,036,175)	(15,204,036)
Gain on value of derivative liability	2,458,898	1,194,350	2,986,021	3,005,891	11,562,758
Loss on extinguishment of debt	—	—	—	—	(1,780,531)
	1,717,094	(794,903)	(1,118,605)	(30,284)	(5,421,809)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS:	398,781	(1,939,736)	(3,764,601)	(2,396,775)	(20,951,170)
Discontinued operations, net of tax of $0	—	—	—	—	(7,697,089)

NET INCOME (LOSS)	398,781	(1,939,736)	(3,764,601)	(2,396,775)	(28,648,259)

PREFERRED STOCK DIVIDENDS	(20,000)	(60,000)	(80,000)	(120,000)	(785,161)

INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$378,781	$(1,999,736)	$(3,844,601)	$(2,516,775)	$(29,433,420)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	17,139,192	16,342,472	16,766,458	16,263,370
Diluted	17,514,192	16,342,472	16,766,458	16,263,370

LOSS PER SHARE:
Basic	$.02	$(.12)	$(.23)	$(.15)
Diluted	$.02	$(.12)	$(.23)	$(.15)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

AND THE PERIOD FROM FEBRUARY 20, 2002 (INCEPTION)

THROUGH JUNE 30, 2008

(UNAUDITED)

	2008	2007	Cumulative From Inception (February 20, 2002)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,764,601)	$(2,396,775)	$(28,648,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on value of derivative liabilities	(2,986,021)	(3,005,891)	(11,562,758)
Impairment loss on goodwill	—	—	7,732,968
Amortization of debt discount	1,089,409	1,479,205	7,435,481
Amortization of debt placement costs	—	296,355	1,302,868
Noncash stock compensation expense	883,993	479,894	3,084,483
Noncash licensed technology costs	—	—	214,882
Loss on disposal of assets held for sale	—	—	28,493
Depreciation expense	6,576	4,765	23,523
Loss on extinguishment of debt	—	—	1,780,531
Fair value of adjustment to exercise price of convertible securities	2,624,629	687,610	4,583,616
Fair value of warrants issued for amending debt agreement	—	275,600	275,600
Imputed interest expense	—	—	174,666
Extension of Osmotics Warrant	—	—	666,011
Payment under license agreement	—	—	(269,548)
(Increase) decrease in prepaid expenses and other	(177,293)	(150,132)	159,263
Increase in inventory	(224,699)	—	(224,699)
(Decrease) increase in accounts payable and accrued liabilities	77,068	(123,146)	766,105
Increase in deferred revenue	1,708,636	—	3,199,261
Net cash used in operating activities of continuing operations	(762,303)	(2,452,515)	(9,277,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	—	—	1,148,091
Capitalized merger costs	—	—	(72,760)
Purchase of property and equipment	(3,451)	(3,043)	(36,608)
Net cash provided by (used in) investing activities of continuing operations	(3,451)	(3,043)	1,038,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Onsource prior to Merger	—	—	925,000
Payments under promissory notes to Osmotics	(50,000)	—	(1,250,000)
Repayments from Osmotics under promissory note	25,000	—	25,000
Net proceeds from sale of convertible debt	—	—	7,172,017
Net proceeds from the exercise of warrants	—	16,883	2,243,588
Borrowings under insurance financing agreement	84,434	88,974	296,145
Payments under insurance financing agreement	(26,238)	(26,692)	(224,788)
Payment of preferred stock dividend	—	—	(545,161)
Advances from Osmotics	—	—	2,586,369
Advances to Osmotics	—	—	(1,806,924)
Net proceeds from the sale of common stock	—	—	451,471
Net cash provided by financing activities of continuing operations	33,196	79,165	9,872,717

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	—	—	(97,735)
Investing cash flows	—	—	(2,001)
Financing cash flows	—	—	(53,095)
	—	—	(152,831)

Net increase (decrease) in cash	(732,558)	(2,376,393)	1,481,096

Cash and cash equivalents at the beginning of period	2,213,654	4,997,945	—

Cash and cash equivalents at the end of period	$1,481,096	$2,621,552	$1,481,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months ended June 30,
	2008	2007
Cash paid during period for:
Interest	$310,415	$223,723
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Six Months ended June 30,
	2008	2007

Conversion of debt to common stock	$—	$179,828
Debt discount converted to additional paid in capital	$—	$42,412
Debt placement costs converted to additional paid in capital	$—	$13,112
Derivative liability converted to additional paid in capital	$—	$64,800
Conversion of accrued interest to common stock	$—	$75,919
Common stock issued for service agreement	$—	$122,000
Conversion of preferred stock and accrued dividends into common stock	$240,000	$—
Accrual of preferred stock dividends	$80,000	$120,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

								Deficit
								Accumulated
	Preferred Stock		Preferred Stock					During the
	Series A		Series B		Common Stock			Development
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Stage	Total
BALANCES, December 31, 2007	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,299,917	$(24,883,658)	$(6,738,352)

Stock option compensation expense	—	—	—	—	—	—	462,118	—	462,118
Conversion of Preferred Stock and accrued dividends into common stock	(1,000,000)				1,304,569	131	239,869		240,000
Net loss	—	—	—	—	—	—	—	(3,764,601)	(3,764,601)
Preferred stock dividends	—	—	—	—	—	—	(80,000)	—	(80,000)
BALANCES, June 30, 2008	—	$—	375,000	$843,750	17,698,293	$1,770	$17,921,904	$(28,648,259)	$(9,880,835)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2008

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we will be responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL will be responsible for distribution, marketing and sales.  We anticipate that DRL will launch EpiCeram® during the second half of 2008.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at June 30, 2008, we had a stockholders’ deficit of $9,880,835 and a negative working capital balance of $4,156,538.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of June 30, 2008, we had cash and cash equivalents of $1,481,096.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount is inclusive of certain product launch specific considerations. The Non-Sales Milestones are payable as follows:

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

In March 2008, we received the $1,500,000 payment for Specified Event 1.  Such payment is refundable in the event that we cannot deliver launch quantities of EpiCeram® which is properly validated and shelf stable prior to the launch date.  Management believes that we will be able to provide launch quantities of shelf stable EpiCeram® in connection with the planned launch.  Further, we believe that we should receive the remaining Non-Sales Milestone payments from DRL during 2008.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least March 31, 2009.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not receive the Non-Sales Milestone payments within the timeframes we currently anticipate, we would likely not have sufficient cash to fund our planned activities through December 31, 2008.

 As described below in Note 3, we have failed to make certain principal and interest payments required by our outstanding convertible debt securities.  We are currently in technical default under the terms of the convertible debt agreements but the holders have not provided written notice to us that we are in default.  If we are unsuccessful in amending the terms of our debt agreements, the debt holders have the ability to foreclose on all of the Company’s tangible and intangible assets.  We have been in negotiations with the holders of these securities and we believe that we will be able to negotiate amendments that provide for extending the maturity dates of the debt.  However, until such time that amendments are executed, we can provide no assurance that we will be successful in these efforts.

Based on the factors described above, we will require additional funding within the next twelve months.  As of the date of this Form 10-Q, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the SEC of Rule 415.  The SEC has provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The SEC reinforced this view in comment letters sent to us in August 2007 and September 2007.  More specifically, we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 12,004,569 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.  This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  While we believe that recent changes to Rule 144 may help mitigate these concerns for investors, there is no assurance that investors will be willing to rely solely on Rule 144 for liquidity.  We do not know when Osmotics will complete its planned exchange offer.

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants, which are described below in Note 3. We cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  We have not registered all of the shares underlying the 2006 Debentures and 2006 Debenture Warrants due to the factors described above related to Rule 415.  Although the shares underlying the 2006

Debentures and 2006 Debenture Warrants are eligible for resale under Rule 144, we are prohibited from registering securities for a new investor without the consent of the holders of the 2006 Debentures.    Accordingly, we will require a waiver from the holders of the 2006 Debentures to register shares for a new investor.  There is no assurance such a waiver could be obtained.

If we are unable to meet our obligations under the DRL Agreement, or there are unexpected delays in the launch of EpiCeram®, it could also have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

For the three and six months ended June 30, 2008 and 2007, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at June 30, 2008 and the results of operations and cash flows of the Company for the three and six months ended June 30, 2008 and 2007.  Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

(3)         CONVERTIBLE DEBT

A description of the terms of the Company’s convertible debt is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”).  The principal amount of the 2006 Debentures outstanding accrued interest at the rate of 9% per annum payable quarterly commencing January 1, 2007.  The 2006 Debentures, as adjusted, were convertible into shares of our common stock at the equivalent of $.96 per common share, subject to adjustments more fully described below.  Beginning July 1, 2008, the 2006 Debentures required mandatory monthly redemptions at a rate of 1/25 of the face amount of the debt with the outstanding principal and accrued interest payable on December 5, 2009.

On July 1, 2008, we executed an amendment agreement (the “Third Amendment”) with a majority of the holders of the 2006 Debentures which extended the commencement date for making the first mandatory redemption payment to July 18, 2008.  The purpose of this amendment was to allow sufficient time to complete negotiations and documentation of an additional amendment (the “Fourth Amendment”) that would more substantively amend the terms of the debt.  We paid no consideration for the Third Amendment.  As of the date of this Report, we are still in the process of completing negotiations and documentation of the Fourth Amendment.  Additionally, we have chosen not to make the quarterly interest payment that was due on July 1, 2008, until such time that the Fourth Amendment is executed.  The failure to make the first monthly redemption payment by July 18, 2008 and the quarterly interest payment on July1, 2008, are events of default.  However, the holders have not provided written notice of default and we expect that the Fourth Amendment will cure the default.  While we believe that we will be successful in executing the Fourth Amendment, we can provide no assurance that we will be successful in this endeavor.  As described below, our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.

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

The 2006 Debentures originally required the monthly redemption payments to commence on December 1, 2007.  On November 30, 2007, the holders of the 2006 Debentures agreed to amend the terms of the debentures to extend the first monthly redemption payment date to the earlier of (i) June 30, 2008 or (ii) the date that we receive in excess of $3,000,000 in gross proceeds from the sale of debt or equity securities.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  As a result, as of June 30, 2008, the outstanding principal balance of the 2006 Debentures is $5,500,000.  We evaluated this amendment in the context of EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the 2006 Debentures as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended 2006 Debentures is considered the issuance of a new debt instrument.  We recorded the amended 2006 Debentures at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended 2006 Debentures and the fair value of the 2006 Debentures prior to the amendment was recorded as a loss during the fourth quarter of 2007.

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

For the three months ended June 30, 2008 and 2007, we amortized $330,459 and $385,428, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the six months ended June 30, 2008 and 2007, we amortized $660,918 and $770,856, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs.  The Agent Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs.  Debt placement costs, which totaled $938,380, were being amortized on a straight-line basis over the three year life of the 2006 Debentures.  In connection with the second amendment to the 2006 Debentures described above, the outstanding unamortized debt offering cost balance of $629,792 was written off and is included in the loss on extinguishment of debt agreements described above.  Accordingly, there was no amortization of debt placement costs during 2008.  There were no offering costs associated with the second amendment to the 2006 Debentures.  For the three and six months ended June 30, 2007, we amortized $78,198  and $156,396, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price now equal to $.96 per share, subject to adjustments more fully described below (the “Convertible Notes”).  The Convertible Notes accrued interest at the rate of 10% per annum payable quarterly.  The Convertible Notes were repayable, principal and outstanding accrued interest, on November 28, 2007, but as more fully described below, that date was extended to June 30, 2008.

On June 30, 2008, the holders of the Convertible Notes executed a consent and waiver agreement (the “June 2008 Waiver”) which extended the maturity date of the Convertible Notes to July 18, 2008 and waived any rights to payment of interest with respect to the notes through July 18, 2008. The purpose of the June 2008 Waiver was to allow sufficient time to complete negotiations and documentation of an additional amendment (the “Second Amendment”) that would more substantively amend the terms of the debt.  We paid no consideration for the Second Amendment.  As of the date of this Report, we are still in the process of completing negotiations and documentation of the Second Amendment.Additionally, we have chosen not to make the quarterly interest payment that was due on July 18, 2008, until such time that the Second Amendment is executed.  The failure to make payment of the principal in full and the quarterly interest payment by July 18, 2008 are events of default.    However, the holders have not provided written notice of default and we expect that the Second Amendment will cure the default.  While we believe that we will be successful in executing the Second Amendment, we can provide no assurance that we will be successful in this endeavor.  As described below, our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $1.92 (as adjusted) for 20 consecutive trading days.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes was to be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default could take place at any time during the year.  An adjustment due to a milestone default could only take place on a Reporting Date (the date we file an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q).  There are no further potential milestone defaults under the Convertible Notes.   Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the Amendment Warrants to $.96 per share.  For the six months ended June 30, 2008, we recorded $2,624,629 for the fair value of the reductions in conversion price which is included in interest expense on the accompanying condensed consolidated statements of operations with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

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

The Convertible Notes originally matured on November 28, 2007.  On November 28, 2007, the holders of the Convertible Notes agreed to amend the terms of the notes to extend the maturity date to June 30, 2008.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the Convertible Notes by 10% ($282,017).  As a result, as of June 30, 2008, the outstanding principal balance of the Convertible Notes is $3,102,189.  We evaluated this amendment in the context of EITF 96-19.  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the Convertible Notes as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended Convertible Notes are considered the issuance of a new debt instrument.  We recorded the amended Convertible Notes at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended Convertible Notes and the fair value of the Convertible Notes prior to the amendment was recorded as a loss during the fourth quarter of 2007.

For the three months ended June 30, 2008 and 2007, we amortized $214,246 and $336,861, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the six months ended June 30, 2008 and 2007, we amortized $428,491 and $691,682, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs.  The Placement and Finder Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, were amortized on a straight-line basis over the original two year life of the Convertible Notes. Accordingly, we did not amortize any debt placement costs during 2008.  For the three and six months ended June 30, 2007, we amortized $68,493 and $139,959, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2007, holders converted $129,828 of Convertible Notes into 65,665 shares of common stock.  Further, during the six months ended June 30, 2007, holders converted $68,669 of accrued interest into 34,336 shares of common stock.

Maturities of convertible debt are as follows as of June 30, 2008 :

Year	Amount
2008	$8,602,189
2009	—
2010 and thereafter	—
8,602,189
Less debt discount	(1,982,762)
$6,619,427

(4)           STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

Series A Preferred Stock

In connection with our merger transaction with Ceragenix Corporation in May 2005, the Board authorized the issuance of 1,000,000 shares of Preferred Stock to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock had a stated value of $4.00 per share and accrued dividends at a rate of 6% per annum. In May 2008, all of the Preferred Stock and $240,000 of accrued dividends were converted into 1,304,569 shares of common stock.

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

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the three and six months ended June 30, 2008, we amortized $168,750 and $337,500, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  Further, the investor relations firm is eligible to earn an additional 200,000 shares of common stock as a bonus if the Company, in its sole discretion, is satisfied with the services of the investor relations firm and believes such a bonus is warranted.  We believe it is unlikely that such a bonus will be paid.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the life of the agreement.  For the three and six months ended June 30, 2008, we amortized $42,188 and $84,375, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

During the six months ended June 30, 2007 we issued 16,883 shares of common stock, in exchange for $16,883 upon the exercise of certain common stock purchase warrants.

Stock Options

For the three and six months ended June 30, 2008, we recorded compensation expense related to employee stock options of $223,719 and $448,624, respectively.  For the three and six months ended June 30, 2007, we recorded compensation expense related to employee stock options of $178,699 and $330,544, respectively. The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The weighted average fair value of stock options at the date of grant issued to employees during the six months ended June 30, 2008 and 2007 was $.36 per share and $1.01 per share, respectively.  We used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2008 and 2007:

Six Months Ended June 30, 2008
Volatility	49.6% - 50.5%
Dividend yield	0%
Risk-free interest rate	2.37% - 3.20%
Expected term (years)	5.0

Six Months Ended June 30, 2007
Volatility	50% - 96%
Dividend yield	0%
Risk-free interest rate	4.6% - 4.9%
Expected term (years)	6.0

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

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2007	4,805,750	$1.65
Options granted	991,000	$.76
Options exercised	—	—
Options canceled	—	—
Outstanding at June 30, 2008	5,796,750	$1.50	7.4 years	$0
Exercisable at June 30, 2008	4,031,417	$1.59	6.9 years	$0

The total fair value of stock options that vested during the three and six months ended June 30, 2008 was $868,257 and $894,741, respectively.  The total fair value of stock options that vested during both the three and six months ended June 30, 2007 was $598,981. The intrinsic value of stock options exercised during the three and six months ended June 30, 2008 and 2007 was $0 as there were no options exercised during these periods. As of June 30, 2008, we had $1,203,172 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.4 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the three and six months ended June 30, 2008, we amortized $6,747 and $13,494, respectively of compensation expense related to scientific advisory board options.  For the three and six months ended June 30, 2007, we amortized $6,747 and $13,493, respectively of compensation expense related to scientific advisory board options.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At June 30, 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$550,000
Convertible Debt Warrants	818,931
Placement and Finder Warrants	27,926
1,396,857
Less classified as current	(687,700)
$709,157

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

(6)   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, except for the three months ended June 30, 2008, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive.

The following table sets forth the computation of basic and fully diluted shares for the three months ended June 30, 2008:

Shares used in basic per share calculation	17,139,192
Effects of dilutive securities:
Preferred stock	375,000
Shares used in dilutive per share calculation	17,514,192

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Options	5,796,750	4,805,750	5,796,750	4,805,750
Warrants	6,396,817	5,653,412	6,396,817	5,653,412
Convertible debt	8,960,614	4,073,007	8,960,614	4,073,007
Preferred stock	—	1,000,000	375,000	1,000,000

(7)     COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

Ceragenix Corporation has an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License required an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty commencing in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  Ceragenix Corporation is also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the three months ended June 30, 2008 and 2007, we were charged $26,836 and $5,337 respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying condensed consolidated statements of income.  For the six months ended June 30, 2008 and 2007, we were charged $53,566 and $5,337 respectively, for legal expenses by BYU. The term of the BYU license is for the life of the underlying patents which expire in 2022.

Ceragenix Corporation also has an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement.  The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the three months ended June 30, 2008 and 2007, we were charged $9,603 and $5,477, respectively, for legal fees associated with the UC Agreement.    During the six months ended June 30, 2008 and 2007, we were charged $9,686 and $7,170, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Osmotics Sublicense Agreement

Ceragenix Corporation obtained its rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to Ceragenix Corporation.  In August 2006, Ceragenix Corporation entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby Ceragenix Corporation granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay Ceragenix Corporation either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three months ended June 30, 2008 and 2007, licensing fees have been reduced by $6,250 for the portion of the minimum royalty borne by Osmotics.  For the six months ended June 30, 2008 and 2007, licensing fees have been reduced by $12,500 for the portion of the minimum royalty borne by Osmotics.  In March 2008, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2008.  The Company and Osmotics agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) beginning April 1, 2008 until such time that the outstanding balance of $25,000 is fully realized.  The outstanding balance of $12,517 is included in receivables from related party on the accompanying condensed consolidated balance sheet as of June 30, 2008.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  For the three months ended June 30, 2008 and 2007, we charged Osmotics $4,942 and $2,739, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.  For the six months ended June 30, 2008 and 2007, we charged Osmotics $6,362 and $3,585, respectively, for legal expenses under the UC Agreement. Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 of which $100,000 was previously paid during 2006. Under the terms of the DRL Agreement, we are required to repurchase the Triceram® formulation by November 2008.  In April 2008, the Sublicense Agreement was amended as follows:

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

For the three months ended June 30, 2008 and 2007, we recorded $15,000 and $14,706 net, respectively, under the Shared Services Agreement.  For the six months ended June 30, 2008 and 2007, we recorded $30,000 and $29,706 net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

Short-Term Loan

In January 2008, we loaned Osmotics $50,000 under a promissory note agreement (the “2008 Osmotics Note”).  The promissory note bears interest at an annual rate of 9.5%.  The principal amount of the promissory note, along with any unpaid accrued interest was payable the earlier of (i) April 11, 2008 or (ii) when Osmotics receives payment from a certain purchase order.  At the Company’s option, the principal amount and accrued interest thereon may be applied to the balance owed by the Company to Osmotics for the purchase of Triceram® described above.  The loan was made at the request of Osmotics and approved by the disinterested members of our BOD.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including, but not limited to, delivering shelf stable product prior to the planned launch; receiving the Non-Sales Milestones within the timeframes currently anticipated by the Company; the ability of the Company to satisfy its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, the Company’s limited operating history; the Company’s lack of profitability; and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2008.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenue

We recorded $18,750 of revenue during the three months ended June 30, 2008 compared to $0 for the prior year period.  The revenue recorded in 2008 represents amortization of the upfront payment received in November 2007 under the terms of the DRL Agreement.

Licensing Fees

We pay licensing fees under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the three months ended June 30, 2008, licensing fees increased by $16,667 or 40% compared to the prior year period.  The increase in expense is the result of an increase in the minimum amount due under the Brigham Young University agreement effective January 2008.

Research and Development

Research and development expense for the three months ended June 30, 2008 decreased by $163,559 or approximately 79% compared to the prior year period.  The decrease in expense between periods is primarily the result of two clinical studies for EpiCeram® that were conducted during 2007. There were no comparable studies during the same period of 2008.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during the remainder of 2008.  In order to develop Cerashield™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $339,122 or 38% for the three months ended June 30, 2008 compared to the prior year period.  The increase in general and administrative expenses was primarily due to noncash stock compensation expense, investor relations expense and legal fees. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods.  Investor relations expense increased primarily as a result of issuing Series B Preferred Stock for investor relations services during the third quarter of 2007 which is being amortized over the life the services are being provided (12 month period).  Legal fees increased as a result of an increase in activities requiring outside legal counsel during 2008.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended June 30, 2008 increased by $173,480 compared to the prior year period.

Other Income (Expense)

For the three months ended June 30, 2008, we recorded other income of $1,717,094 compared to other expense of $794,903 for the prior year period.   The increase in income between years was the result of an increase in the gain on the value of derivative liabilities between years combined with a decrease in interest expense between years (the result of charges incurred during 2007 for adjusting the conversion/exercise price of certain convertible debt and warrants as well as a charge for issuing warrants as compensation for amending a debt agreement).

Net Income (Loss)

As a result of the factors described above, we recorded $398,781 of net income for three months ended June 30, 2008 compared to a net loss of $1,939,736 in the prior year period.

Preferred Stock Dividends

For the three months ended June 30, 2008, we recorded preferred stock dividends of $20,000 compared to $60,000 for the prior year period.  The decrease in dividends between periods is the result of the conversion of Series A Preferred Stock to common stock during the three months ended June 30, 2008.

Income (Loss) Attributable to Common Shareholders

As a result of the factors described above, we recorded $378,781 of income for the three months ended June 30, 2008 compared to a loss of $1,999,736 in the prior year period.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenue

We recorded $37,500 of revenue during the six months ended June 30, 2008 compared to $0 for the prior year period.  The revenue recorded in 2008 represents amortization of the upfront payment received in November 2007 under the terms of the DRL Agreement.

Licensing Fees

For the six months ended June 30, 2008, licensing fees increased by $41,667 or 51% compared to the prior year period.  The increase in expense is the result of an increase in the minimum amount due under the Brigham Young University agreement effective January 2008.

Research and Development

Research and development expense for the six months ended June 30, 2008 decreased by $325,842 or approximately 74% compared to the prior year period.  The decrease in expense between periods is primarily the result of two clinical studies for EpiCeram® that were conducted during 2007.  There were no comparable studies during the same period of 2008.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during the remainder of 2008.  In order to develop Cerashield™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses increased by $601,180 or 33% for the six months ended June 30, 2008 compared to the prior year period.   The increase in general and administrative expenses was primarily due to noncash stock compensation expense, investor relations expense and legal fees. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods.  Investor relations expense increased primarily as a result of issuing Series B Preferred Stock for investor relations services during the third quarter of 2007 which is being amortized over the life the services are being provided (12 month period).  Legal fees increased as a result of an increase in activities requiring outside legal counsel during 2008.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended June 30, 2008 increased by $279,505 compared to the prior year period.

Other Expense

Other expense increased by $1,088,321 for the six months ended June 30, 2008 compared to the prior year period.  The increase in expense between years was primarily the result of an increase in interest expense.

Net Loss

As a result of the factors described above, we recorded a net loss of $3,764,601 for the six months ended June 30, 2008 compared to a net loss of $2,396,775 in the prior year period.

Preferred Stock Dividends

For the six months ended June 30, 2008, we recorded preferred stock dividends of $80,000 compared to $120,000 for the prior year period.  The decrease in dividends between periods is the result of the conversion of Series A Preferred Stock to common stock during the three months ended June 30, 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss of $3,844,601 for the six months ended June 30, 2008 compared to a loss of $2,516,775 in the prior year period.

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

•                  The uncertainty over the resolution of our convertible debt securities which are currently in technical default.

•                  The overhang of 12,004,569 shares of our common stock held by Osmotics for exchange with their shareholders and debtholders creates uncertainty for new investors particularly as to how the market for our common stock will be impacted when that exchange transaction takes place;

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

Operating Activities

As of June 30, 2008, we had $1,481,096 of cash and cash equivalents.  During the six months ended June 30, 2008, $762,303 of cash was used in operating activities which primarily represents cash operating expenses and a net use of working capital partially offset by a milestone and initial order prepayment received from DRL.  We expect that our manufacturing obligations under the DRL Agreement will result in an increasing near- term and long-term use of working capital compared to our historical operations.

Investing Activities

During the six months ended June 30, 2008, we used $3,451 in investing activities representing certain capital expenditures.  As of June 30, 2008, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended June 30, 2008, $33,196 of cash was provided by financing activities representing net borrowings from an insurance financing agreement partially offset by net proceeds advanced to Osmotics under a note payable agreement.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 3 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

As of June 30, 2008, we had cash and cash equivalents of $1,481,096.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount is inclusive of certain product launch specific considerations. The Non-Sales Milestones are payable as follows:

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

In March 2008, we received the $1,500,000 payment for Specified Event 1.  Such payment is refundable in the event that we cannot deliver launch quantities of EpiCeram® which is properly validated and shelf stable prior to the launch date.  Management believes that we will be able to provide launch quantities of shelf stable EpiCeram® in connection with the planned launch.  Further, we believe that we will receive the remaining Non-Sales Milestone payments from DRL during 2008.  These milestone payments, in combination with existing cash on hand, should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least March 31, 2009.  However, we can provide no assurance that EpiCeram® will be launched when planned or that we will achieve all of the specified events that are necessary for receiving all of the Non-Sales Milestones.  In the event that we do not receive the Non-Sales Milestone payments within the timeframes we currently anticipate, we would likely not have sufficient cash to fund our planned activities through December 31, 2008.

As described above  in Note 3, we have failed to make certain principal and interest payments required by our outstanding convertible debt securities.  We are currently in technical default under the terms of the convertible debt agreements but the holders have not provided written notice to us that we are in default.  If we are unsuccessful in amending the terms of our debt agreements, the debt holders have the ability to foreclose on all of the Company’s tangible and intangible assets.  We have been in negotiations with the holders of these securities and we believe that we will be able to negotiate amendments that provide for extending the maturity dates of the debt.  However, until such time that amendments are executed, we can provide no assurance that we will be successful in these efforts.

Based on the factors described above, we will require additional funding within the next twelve months.  As of the date of this Form 10-Q, we have no commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.

Our most recent financing transactions have involved the sale of convertible debt securities in private placement transactions.  Complicating our ability to raise additional capital in this manner are recent interpretations by the SEC of Rule 415.  The SEC has provided guidance to certain issuers that based upon the nature and size of their private securities transactions, it may require that the private placements be registered as primary offerings listing the investors in the transaction as the selling securityholders and underwriters.  This is a change from past practice in which private placements and the securities underlying such transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x).  The SEC reinforced this view in comment letters sent to us in August 2007 and September 2007.  More specifically, we cannot have securities representing more than 30% of our public float (as defined by SEC rules) registered for resale on a resale registration statement(s) at any one time for a given financing transaction.  Until such time as Osmotics consummates its planned exchange offering of our common stock to the Osmotics’ shareholders, our public float for Rule 415 purposes excludes 12,004,569 shares of common stock that Osmotics has placed in escrow for the exchange.  As a result, it further limits the number of underlying shares sold in a private placement that we can register.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.  This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  While we believe that recent changes to Rule 144 may help mitigate these concerns for investors, there is no assurance that investors will be willing to rely solely on Rule 144 for liquidity.  We do not know when Osmotics will complete its planned exchange offer.

Further complicating our ability to raise additional capital are the terms of the 2006 Debentures and 2006 Debenture Warrants, which are described below in Note 3. We cannot register shares of our common stock for any investors (except the shares currently held in escrow by Osmotics) until such time as the holders of the 2006 Debentures have all of the shares of common stock that would be issuable upon the conversion and/or exercise of the 2006 Debentures and 2006 Debenture Warrants registered for resale with the SEC.  We have not registered all of the shares underlying the 2006 Debentures and 2006 Debenture Warrants due to the factors described above related to Rule 415.  Although the shares underlying the 2006 Debentures and 2006 Debenture Warrants are eligible for resale under Rule 144, we are prohibited from registering securities

for a new investor without the consent of the holders of the 2006 Debentures.    Accordingly, we will require a waiver from the holders of the 2006 Debentures to register shares for a new investor.  There is no assurance such a waiver could be obtained.

If we are unable to meet our obligations under the DRL Agreement, or there are unexpected delays in the launch of EpiCeram®, it could also have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at June 30, 2008, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Convertible Debt	$8,602,189	$—	$—	$—	$8,602,189
License Agreements	340,000	880,000	880,000	3,837,500	5,937,500
Shared Services Agreement	30,000	—	—	—	30,000
Triceram Purchase Obligation	516,000	—	—	—	516,000
Clinical Study Funding Obligation	140,000	—	—	—	140,000
Purchase Commitments	223,073	—	—	—	223,073
	$9,851,262	$880,000	$880,000	$3,837,500	$15,448,762

ITEM 3.      CONTROLS AND PROCEDURES

As of June 30, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

(a.) The disclosure presented under Part I, Item 1 “Financial Statements”, is incorporated herein by reference.
(b.) Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of shareholders on May 29, 2008 at which the following matters were voted on by the shareholders:
(b) Proposal 1: The Company’s previously reported Board of Directors was re-elected in its entirety;
(c) (i) Proposal 2: Certain prior stock option awards were ratified by the shareholders with 83% of the eligible shares voting in favor , 4% voting against and less than 1% abstaining;

(ii) Proposal 3: The Ceragenix Pharmaceuticals, Inc. 2008 Omnibus Incentive Plan was approved by the shareholders with 70% of the eligible shares voting in favor, 2% voting against and less than 1% abstaining;

(iii) Proposal 4: The Audit Committee’s appointment of GHP Horwath PC as the Company’s independent auditors for 2008 was ratified with 88% of the eligible shares voting in favor, and less than 1% voting against and abstaining; and

(iv) Proposal 5: The Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with 83% of the eligible shares voting in favor, 5% voting against and less than 1% abstaining.

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	August 19, 2008	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	August 19, 2008	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer