Form 10-Q
period 2008-09-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2008-11-13
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended SEPTEMBER 30, 2008

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

As of November 13, 2008, the registrant had 17,748,293 shares of its common stock ($.0001 par value) outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,399,821	$2,213,654
Accounts receivable	95,182	—
Related party receivable	27,348	—
Raw materials inventory	258,661	—
Prepaid expenses and other	134,125	667,197
Total current assets	1,915,137	2,880,851

Property and equipment, net	14,332	16,210
Total assets	$1,929,469	$2,897,061

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Trade accounts payable	$257,132	$146,560
Accrued compensation	263,750	263,750
Other accrued liabilities	285,268	446,211
Convertible Notes, net of discount of $428,491 at December 31, 2007	—	2,673,698
Derivative liability	—	385,262
Current portion of 2006 Debentures, net of discount of $634,483 at December 31, 2007	—	685,517
Total current liabilities	806,150	4,600,998

Derivative liability	5,241,697	1,372,987
Deferred revenue	3,927,853	1,490,625
Convertible Notes, less current portion, net of discount of $0 at September 30, 2008	3,157,840	—
2006 Debentures, less current portion, net of discount of $1,718,395 and $2,009,197, respectively	3,946,605	2,170,803
Total liabilities	17,080,145	9,635,413

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A Preferred stock, no par value, 0 and 1,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively; net of discount of $4,000,000 at December 31, 2007	—	—
Series B Preferred stock, no par value, 375,000 shares issued and outstanding at September 30, 2008 and December 31, 2007; $843,750 liquidation preference	843,750	843,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,748,293 and 16,393,724 shares, respectively, issued and outstanding	1,775	1,639
Additional paid-in capital	18,142,632	17,299,917
Accumulated deficit	(34,138,833)	(24,883,658)
Total stockholders’ deficit	(15,150,676)	(6,738,352)
Total liabilities and stockholders’ deficit	$1,929,469	$2,897,061

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$292,758	$—	$330,258	$—

COST OF GOODS SOLD	267,486	—	267,486	—

GROSS MARGIN	25,272	—	62,772	—

OPERATING EXPENSES:
Licensing fees	53,750	41,250	177,917	123,750
Research and development	128,935	143,189	242,217	582,313
General and administrative	976,857	1,036,111	3,422,904	2,880,978
	1,159,542	1,220,550	3,843,038	3,587,041

Loss from operations	(1,134,270)	(1,220,550)	(3,780,266)	(3,587,041)

OTHER INCOME (EXPENSE):
Interest and other, net	(5,257,310)	(2,279,589)	(9,361,936)	(5,315,764)
Gain on value of derivative liability	901,006	1,552,734	3,887,027	4,558,625
	(4,356,304)	(726,855)	(5,474,909)	(757,139)

NET LOSS	(5,490,574)	(1,947,405)	(9,255,175)	(4,344,180)

PREFERRED STOCK DIVIDENDS	—	(60,000)	(80,000)	(180,000)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,490,574)	$(2,007,405)	$(9,335,175)	$(4,524,180)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	17,704,815	16,393,724	17,081,527	16,307,685

LOSS PER SHARE:
Basic and diluted	$(.31)	$(.12)	$(.55)	$(.28)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,255,175)	$(4,344,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on value of derivative liabilities	(3,887,027)	(4,558,625)
Amortization of debt discount	1,353,776	2,180,882
Fair value of adjustment to exercise price of convertible debt and warrants	6,450,384	1,958,987
Noncash stock compensation expense	1,212,383	761,052
Fair value of warrants issued for amending debt agreements	920,091	275,600
Depreciation expense	8,930	7,252
Amortization of debt placement costs	—	440,304
Increase in accounts receivable	(95,182)	—
Increase in prepaid expenses and other	(38,807)	(21,070)
Increase in inventory	(258,661)	—
(Decrease) increase in accounts payable and accrued liabilities	337,413	(99,791)
Increase in deferred revenue	2,437,228	—
Net cash used in operating activities	(814,647)	(3,399,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,052)	(3,043)
Net cash used in investing activities	(7,052)	(3,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under promissory notes to Osmotics	(50,000)	—
Repayments from Osmotics under promissory note	25,000	—
Net proceeds from the exercise of warrants	—	16,883
Borrowings under insurance financing agreement	84,434	88,974
Payments under insurance financing agreement	(51,568)	(55,302)
Net cash provided by financing activities	7,866	50,555

Net decrease in cash	(813,833)	(3,352,077)

Cash and cash equivalents at the beginning of period	2,213,654	4,997,945

Cash and cash equivalents at the end of period	$1,399,821	$1,645,868

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

(Cont’d)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months ended September 30,
	2008	2007
Cash paid during period for:
Interest	$482,982	$408,914
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months ended September 30,
	2008	2007

Conversion of debt to common stock	$—	$179,828
Debt discount converted to additional paid in capital	$—	$42,412
Debt placement costs converted to additional paid in capital	$—	$13,112
Derivative liability converted to additional paid in capital	$—	$64,800
Conversion of accrued interest to common stock	$40,000	$75,919
Common stock issued for service agreement	$—	$122,000
Preferred stock issued for services	$—	$843,750
Conversion of preferred stock and accrued dividends into common stock	$240,000	$—
Accrued interest converted to debt	$220,651	$—
Accrual of preferred stock dividends	$80,000	$100,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B
					Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total
BALANCES, December 31, 2007	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,299,917	$(24,883,658)	$(6,738,352)

Stock option compensation expense	—	—	—	—	—	—	642,851	—	642,851
Conversion of Preferred Stock and accrued dividends into common stock	(1,000,000)	—	—	—	1,304,569	131	239,869	—	240,000
Conversion of accrued interest into common stock	—	—	—	—	50,000	5	39,995	—	40,000
Net loss	—	—	—	—	—	—	—	(9,255,175)	(9,255,175)
Preferred stock dividends	—	—	—	—	—	—	(80,000)	—	(80,000)
BALANCES, September 30, 2008	—	$—	375,000	$843,750	17,748,293	$1,775	$18,142,632	$(34,138,833)	$(15,150,676)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2008

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we will be responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL will be responsible for distribution, marketing and sales.  During September 2008, we shipped the first commercial quantities of EpiCeram® to DRL and DRL officially launched sales and marketing efforts during October 2008.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at September 30, 2008, we had a stockholders’ deficit of $15,150,676 and a working capital balance of $1,108,987.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize the majority of our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of September 30, 2008, we had cash and cash equivalents of $1,399,821.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount is inclusive of certain product launch specific considerations. As of September 30, 2008, we had received $2,500,000 in Non-Sales Milestone payments.  As previously disclosed, we expected to receive the remaining $1,000,000 Non-Sales Milestone payment during the fourth quarter of 2008.  While we believe that we have satisfied the conditions necessary for receiving the payment, DRL does not believe the conditions have been met.  We are currently in discussions with DRL to resolve the issue.  We can provide no assurance that the matter will be resolved in a timely manner.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® and the satisfaction of other performance requirements (the “Net Sales Milestones”).  However, we will not receive any Net Sales Milestone payments during 2008 nor do we anticipate earning any payments during 2009.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the middle of the first quarter of 2009.  In the event that we receive the remaining Non-Sales Milestone payment, our existing cash on hand will be sufficient to last through at least the middle of the second quarter of 2009.  Accordingly, we will require additional funding within the next six months.  As of the date of this Form 10-Q, we have no firm commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.

 As described further below in Note 3, during the quarter ended September 30, 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extend the maturity date of the debt to December 31, 2011 and require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

•                  100% of net revenues (as defined in the amendment) paid or owed to us under the DRL Agreement subsequent to April 1, 2009;

•                  100% of net revenue received from any other EpiCeram® commercialization arrangements;

•                  50% of the net revenue received from the sale of NeoCeram™;

•                  33% of any net revenue received from Ceragenin™ commercialization arrangements; and

•                  33% of any net revenue received by us in excess of $250,000 in aggregate excluding any capital raised by the Company through equity investment or the issuance of debt.

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the only remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30, 2010 and 2011, then the only remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 3 for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

While we believe that the Amended Convertible Debt Agreements are more favorable to the Company than the original convertible debt agreements, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $8,822,840 in secured convertible debt with most favored nation and other pricing protection;

•                  The Dedicated Revenue Streams will reduce future cash flows retained by the Company for operations;

•                  12,004,569 shares of our common stock (or approximately 68% of our issued and outstanding shares) are currently held in escrow for Osmotics Corporation (“Osmotics”) awaiting exchange with its shareholders.  Osmotics has advised us that it must complete its exchange transaction by November 5, 2010 in order to preserve the tax free nature of the transaction;

•                  Limitations on our ability to register common shares and common shares underlying convertible debt securities sold in private placement transactions (see a more detailed discussion in Note 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008);

•                  Our lack of an operating history and profitable operations; and

•                  The recent turbulence and uncertainty in the U.S. financial markets.

There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it could be on terms that substantially dilute our current shareholders.  In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

For the three and nine months ended September 30, 2008 and 2007, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.  For the periods prior to September 30, 2008, the Company was classified as a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at September 30, 2008 and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2008 and 2007.  Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

(3)         CONVERTIBLE DEBT

A description of the terms of the Company’s convertible debt is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”).  The principal amount of the 2006 Debentures outstanding accrued interest at the rate of 9% per annum payable quarterly.  The 2006 Debentures, as adjusted, were convertible into shares of our common stock at the equivalent of $.96 per common share, subject to adjustments more fully described below.  Beginning July 1, 2008, the 2006 Debentures required mandatory monthly redemptions at a rate of 1/25 of the face amount of the debt with the outstanding principal and accrued interest payable on December 5, 2009.

On July 1, 2008, we executed an amendment agreement (the “Third Amendment”) with a majority of the holders of the 2006 Debentures which extended the commencement date for making the first mandatory redemption payment to July 18, 2008.  The purpose of this amendment was to allow sufficient time to complete negotiations and documentation of an additional amendment (the “Fourth Amendment”) that would more substantively amend the terms of the debt.  We paid no consideration for the Third Amendment.  On September 25, 2008, we executed the Fourth Amendment which is dated August 20, 2008 and effective July 18, 2008.    The Fourth Amendment modified the 2006 Debentures as follows:

•                  Extended the maturity date of the debt to December 31, 2011;

•                  Adjusted the conversion price of the debt to $.80 per common share (subject to adjustments described below);

•                  Increased the interest rate to 12% per annum;

•                  Deferred payment of accrued interest to June 30, 2009.  Accrued interest for the period from July 1, 2008 through March 31, 2009 is to be added to the 2006 Debenture principal balance;

•                  Adjusted the exercise price of the 2006 Debenture Warrants (defined below) and the First Amendment Warrants (defined below) to $.80 per common share (subject to adjustments described below);

•                  Changed the redemption requirement from a monthly payment beginning July 1, 2008 to a quarterly redemption requirement beginning June 30, 2009 (the “Quarterly Redemption Amounts”) ;

•                  Established the Dedicated Revenue Streams as the sole required source for making the Quarterly Redemption Amounts; and

•                  Established certain other covenants intended to reduce the Company’s cash requirements.

As additional consideration for the Fourth Amendment, the Company issued new five-year warrants to the holders giving them the right to purchase up to 1,718,750 shares of the Company’s common stock at an initial exercise price of $.80 per share (subject to adjustment) (the “Fourth Amendment Warrants”).

In the event that we fail to pay interest in full on any due date, the holder shall have the option to receive the unpaid balance in shares of common stock at a price equal to 85% of the average of the 5 lowest Volume Weighted Average Prices (“VWAPs”) during any 30 consecutive trading day periods during the 365 day period immediately prior to the interest payment date or, in lieu of receiving shares of common stock, may add such unpaid interest to the outstanding principal amount of the 2006 Debentures.

In the event that we fail to pay the cumulative Quarterly Redemption Amounts during any 12-month period ending June 30, 2010 and June 30, 2011, then the conversion price of the 2006 Debentures shall be reduced each July 1, 2010 and July 1, 2011, respectively, to the lesser of (i) the then conversion price or (ii) the average of the 10 lowest VWAPs for the 60 consecutive trading day period immediately prior.

We evaluated the Fourth Amendment in the context of the Emerging Issues Task Force (“EITF”) Issue 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  Pursuant to the guidance of EITF 96-19, an amendment is considered a major modification if the present value of the cash flows under the terms of the amended debt instrument are greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  Based on our analysis, the Fourth Amendment was not considered a major modification of the debt.

During the three months ended September 30, 2008, we recorded the fair value of the Fourth Amendment as a charge to interest expense and a corresponding increase to derivative liability on the accompanying condensed financial statements.  We used the Black-Scholes option pricing model to determine fair value.  The fair value of the Fourth Amendment is comprised of the following:

Fourth Amendment Warrants	$708,125
Reduction in conversion price of 2006 Debentures	1,436,875
Reduction in exercise price of 2006 Debenture Warrants and First Amendment Warrants	424,983
$2,569,983

Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see more information on the Convertible Notes under the heading “Convertible Notes” below).  A reduction in the conversion price of the 2006 Debentures also triggers a reduction in the exercise price of all warrants held by the holders of the 2006 Debentures.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive, or other rights of shareholders.

Events of default under the 2006 Debentures include; failure to make a redemption or interest payment as scheduled; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one related transaction or a series of related transactions; if a registration statement shall not be declared effective by the SEC within 180 days after closing the transaction; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.

Purchasers of the 2006 Debentures received warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed both above and below, the exercise price and number of shares underlying the warrants have been adjusted several times.  As a result of these adjustments, the exercise price of the 2006 Debenture warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 3,443,053.

We also issued to placement agents warrants exercisable to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share (the “Agent Warrants”) and paid them cash commissions of $425,000.

The 2006 Debentures originally required the monthly redemption payments to commence on December 1, 2007.  On November 30, 2007, the holders of the 2006 Debentures agreed to amend the terms of the debentures to extend the first monthly redemption payment date to the earlier of (i) June 30, 2008 or (ii) the date that we receive in excess of $3,000,000 in gross proceeds from the sale of debt or equity securities (the “Second Amendment”).  As consideration for the Second Amendment, we agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  We evaluated the Second Amendment in the context of EITF 96-19.   Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the 2006 Debentures as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the Second Amendment was considered the issuance of a new debt instrument.  We recorded the amended 2006 Debentures at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended 2006 Debentures and the fair value of the 2006 Debentures prior to the amendment was recorded as a loss during the fourth quarter of 2007.

Per the guidance of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and EITF No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF No. 05-2”), the anti-dilution features of the 2006 Debentures did not meet the definition of “standard” anti-dilution features.  Therefore, the conversion feature of the 2006 Debentures was considered an embedded derivative in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Accordingly, we bifurcated the derivative from the 2006 Debentures (host contract) and recorded the liability at its fair value of $2,831,858 with a corresponding entry to debt discount.  In connection with the Second Amendment, the outstanding unamortized discount balance of $1,899,747 related to the debt conversion feature was written off.  The fair value of the conversion feature of the amended 2006 Debentures was recorded at its fair value of $1,527,389 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.  The difference between the unamortized discount balance associated with the original debt, and the fair value of the conversion feature of the new debt was included in the calculation of loss on extinguishment of debt described above.  The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying condensed consolidated balance sheet.  The debt discount is being amortized on a straight-line basis over the remaining life of the 2006 Debentures.

The 2006 Debenture Warrants also meet the definition of a derivative due to the cashless exercise provision.  Accordingly, we bifurcated the derivative from the 2006 Debenture Warrants (host contract) and recorded the liability at its fair value of $1,793,293 with a corresponding entry to debt discount.  The 2006 Debenture Warrants were valued using the Black-Scholes option pricing model.  The debt discount is being amortized on a straight-line basis over the remaining life of the 2006 Debentures.

For the three and nine months ended September 30, 2008, we amortized $264,367 and $925,285, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2007, we amortized $385,428 and $1,156,284, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs.  The Agent Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs.  Debt placement costs, which totaled $938,380, were being amortized on a straight-line basis over the three year life of the 2006 Debentures.  In connection with the Second Amendment described above, the outstanding unamortized debt offering cost balance of $629,792 was written off and was included in the loss on extinguishment of debt agreements described above.  Accordingly, there has been no amortization of debt placement costs during 2008.  There were no offering costs associated with the Second Amendment.  For the three and nine months ended September 30, 2007, we amortized $78,198  and $234,594, respectively, of debt placement costs which is included in interest expense in the accompanying condensed consolidated statements of operations.

The 2006 Debentures originally required us to execute a third party commercialization transaction for EpiCeram® by

June 30, 2007.  On June 29, 2007, the investors agreed to extend the date to August 15, 2007 (the “First Amendment”).  As consideration for this amendment, we issued to the investors five year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “First Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.  As a result of several adjustments (most recently the Fourth Amendment), the exercise price of the First Amendment Warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 1,125,000.

During the three months ended September 30, 2008, $165,000 of accrued interest was added to 2006 Debenture principal balance.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock at a conversion price of $.96 per share, as adjusted (the “Convertible Notes”).  The Convertible Notes accrued interest at the rate of 10% per annum payable quarterly.  The Convertible Notes were repayable, principal and outstanding accrued interest, on June 30, 2008.

On June 30, 2008, the holders of the Convertible Notes executed a consent and waiver agreement (the “June 2008 Waiver”) which extended the maturity date of the Convertible Notes to July 18, 2008 and waived any rights to payment of interest with respect to the notes through July 18, 2008. The purpose of the June 2008 Waiver was to allow sufficient time to complete negotiations and documentation of an additional amendment that would more substantively amend the terms of the debt.  We paid no consideration for this amendment.

On September 25, 2008, we executed an amendment agreement which is dated August 20, 2008 and effective July 19, 2008 (the “August 2008 Amendment”).    The August 2008 Amendment modified the Convertible Notes as follows:

•                  Extended the maturity date of the debt to December 31, 2011;

•                  Adjusted the conversion price of the debt to $.80 per common share (subject to adjustments described below);

•                  Increased the interest rate to 12% per annum;

•                  Deferred payment of accrued interest to June 30, 2009.  Accrued interest for the period from July 1, 2008 through March 31, 2009 is to be added to the Convertible Notes’ principal balance;

•                  Adjusted the exercise price of the Convertible Note Warrants (defined below) to $.80 per common share (subject to adjustments described below);

•                  Adjusted the terms of the Convertible Note Warrants so that reductions in the exercise price result in an increase in the number of warrant shares;

•                  Extended the expiration date of the Convertible Note Warrants to December 31, 2011;

•                  Established quarterly redemption requirement beginning June 30, 2009 (the “Quarterly Redemption Amounts”) ;

•                  Established the Dedicated Revenue Streams as the sole required source for making the Quarterly Redemption Amounts;

•                  Established 2% liquidate damages for each 30 day period that the holders of the Convertible Notes are not permitted to immediately resell shares of common stock pursuant to Rule 144; and

•                  Established certain other covenants intended to reduce the Company’s cash requirements.

As additional consideration for the August 2008 Amendment, the Company issued new five-year warrants to the holders giving them the right to purchase up to 514,481 shares of the Company’s common stock at an initial exercise price of $.80 per share (subject to adjustment) (the “August 2008 Amendment Warrants”).

In the event that we fail to pay interest in full on any due date, the holder shall have the option to receive the unpaid balance in shares of common stock at a price equal to 85% of the average of the 5 lowest VWAPs during any 30 consecutive trading day periods during the 365 day period immediately prior to the interest payment date or, in lieu of receiving shares of common stock, may add such unpaid interest to the outstanding principal amount of the Convertible Notes.

In the event that we fail to pay the cumulative Quarterly Redemption Amounts during any 12-month period ending June 30th,  then the conversion price of the Convertible Notes shall be reduced each July 1st to the lesser of (i) the then conversion price or (ii) the average of the 10 lowest VWAPs for the 60 consecutive trading day period immediately prior.

We evaluated the August 2008 Amendment in the context of EITF 96-19. Based on our analysis, the Fourth Amendment was not considered a major modification of the debt.

During the three months ended September 30, 2008, we recorded the fair value of the August 2008 Amendment as a charge to interest expense and a corresponding increase to derivative liability on the accompanying condensed financial statements.  We used the Black-Scholes option pricing model to determine fair value.  The fair value of the August 2008 Amendment is comprised of the following:

August 2008 Amendment Warrants	$211,966
Reduction in conversion price of Convertible Notes	1,314,553
Reduction in exercise price of Convertible Note Warrants	649,344
$2,175,863

We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $1.60 (as adjusted) for 20 consecutive trading days.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes was to be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for an adjustment to take place to the conversion price, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default could take place at any time during the year.  An adjustment due to a milestone default could only take place on a Reporting Date (the date we file an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q).  There are no further potential milestone defaults under the Convertible Notes.   Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the First Amendment Warrants to $.96 per share.  For the three and nine months ended September 30, 2008, we recorded $0 and $2,624,629, respectively, for the fair value of the reductions in conversion price resulting from milestone defaults which is included in interest expense on the accompanying condensed consolidated statements of operations with a corresponding increase to derivative liability.  For the three and nine months ended September 30, 2007, we recorded $1,271,377 and $1,958,987, respectively, for the fair value of the reductions in conversion price. We determined fair value using the Black-Scholes option pricing model.

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

In addition, purchasers of the Convertible Notes received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share (the “Convertible Note Warrants”).  As a result of the August 2008 Amendment, the warrant shares have been increased by 1,326,219 shares and the exercise price reduced to $.80 per share (except for 48,780 warrants held by a holder that previously converted all of their Convertible Notes). We also issued to a placement agent and finder, warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share (the “Placement and Finder Warrants”) and paid them cash commissions of $320,000.

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

For the three and nine months ended September 30, 2008 we amortized $0 and $428,491, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2007, we amortized $316,249 and $1,007,931, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants.

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

During the nine months ended September 30, 2008, holders converted $40,000 of accrued interest into 50,000 shares of common stock.  During the nine months ended September 30, 2007, holders converted $129,828 of Convertible Notes and $68,669 of accrued interest into 100,000 shares of common stock.  Further, during the three months ended September 30, 2008, $55,651 of accrued interest was added to the Convertible Note principal balance.

Maturities of convertible debt are as follows as of September 30, 2008 :

Year	Amount
2008	$—
2009	—
2010	—
2011	8,822,840
8,822,840
Less debt discount	(1,718,395)
$7,104,445

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

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the life of the agreement.  For the three and nine months ended September 30, 2008, we amortized $112,500 and $450,000, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the life of the agreement.  For the three and nine months ended September 30, 2008, we amortized $35,156 and $119,531, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

During the nine months ended September 30, 2008, we issued 50,000 shares of common stock upon the conversion of $40,000 of accrued interest.  During the nine months ended September  30, 2007 we issued 16,883 shares of common stock, in exchange for $16,883 upon the exercise of certain common stock purchase warrants.

Stock Options

For the three and nine months ended September 30, 2008, we recorded compensation expense related to employee stock options of $178,889 and $627,513, respectively.  For the three and nine months ended September 30, 2007, we recorded compensation expense related to employee stock options of $223,579 and $554,123, respectively. The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The weighted average fair value of stock options at the date of grant issued to employees during the nine months ended September 30, 2008 and 2007 was $.36 per share and $1.01 per share, respectively.  We used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2008 and 2007:

Nine Months Ended September 30, 2008
Volatility	49.6% - 50.5%
Dividend yield	0%
Risk-free interest rate	2.37% - 3.20%
Expected term (years)	5.0

Nine Months Ended September 30, 2007
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

A summary of stock option activity for the nine months ended September 30, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2007	4,805,750	$1.65
Options granted	991,000	$.76
Options exercised	—	—
Options canceled	—	—
Outstanding at September 30, 2008	5,796,750	$1.50	7.1 years	$17,820
Exercisable at September 30, 2008	4,036,417	$1.59	6.7 years	$—

The total fair value of stock options that vested during the three and nine months ended September 30, 2008 was $0 and $894,741, respectively.  The total fair value of stock options that vested during the three and nine months ended September 30, 2007 was $0 and $598,981, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 and 2007 was $0 as there were no options exercised during these periods. As of September 30, 2008, we had

$1,024,267 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.1 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the three and nine months ended September 30, 2008, we amortized $1,844 and $15,338, respectively of compensation expense related to scientific advisory board options.  For the three and nine months ended September 30, 2007, we amortized $6,747 and $20,240, respectively of compensation expense related to scientific advisory board options.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At September 30, 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$2,801,252
Convertible Debt Warrants	2,415,471
Placement and Finder Warrants	24,974
$5,241,697

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  As of September 30, 2008, all derivatives are classified as long-term.

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

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Nine Months Ended September 30,
	2008	2007

Options	5,796,750	4,805,750
Warrants	10,642,609	6,146,477
Convertible debt	11,028,550	4,981,001
Preferred stock	375,000	1,375,000

(7)     COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License required an annual maintenance fee of $50,000 until commercial sales of the licensed technology commences, quarterly research and development support fees of $22,500, and earned royalty payments equal to 5% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty commencing in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the three months ended September 30, 2008 and 2007, we were charged $17,602 and $0 respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations.  For the nine months ended September 30, 2008 and 2007, we were charged $71,168 and $5,337 respectively, for legal expenses by BYU. The term of the BYU license is for the life of the underlying patents which expire in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement.  The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from licensed products may be subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the three months ended September 30, 2008 and 2007, we were charged $2,706 and $2,390, respectively, for legal fees associated with the UC Agreement.    During the nine months ended September 30, 2008 and 2007, we were charged $12,391 and $9,539, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Osmotics Sublicense Agreement

We obtained our rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to Ceragenix Corporation.  In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement calls for Osmotics to pay Ceragenix Corporation either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the three months ended September 30, 2008 and 2007, licensing fees have been reduced by $6,250 for the portion of the minimum royalty borne by Osmotics.  For the nine months ended September 30, 2008 and 2007, licensing fees have been reduced by $18,750 for the portion of the minimum royalty borne by Osmotics.  In March 2008, Osmotics informed the Company that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2008.  The Company and Osmotics agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) beginning April 1, 2008 until such time that the outstanding balance of $25,000 is fully realized.  The balance has been paid in full as of September 30, 2008.

The Sublicense Agreement also requires Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  For the three months ended September 30, 2008 and 2007, we charged Osmotics $1,353 and $1,184, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.  For the nine months ended September 30, 2008 and 2007, we charged Osmotics $7,716 and $4,769, respectively, for legal expenses under the UC Agreement. Additionally, the Sublicense Agreement grants us the right, at our sole option, to repurchase the formulation for Triceram®, a non prescription product currently sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 of which $100,000 was previously paid during 2006. Under the terms of the DRL Agreement, we are required to repurchase the Triceram® formulation by November 2008.  In April 2008, the Sublicense Agreement was amended as follows:

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

In October 2008, we terminated the Sublicense Agreement.  We intend to enter into a new agreement with Osmotics that will narrow the range of products that Osmotics can market and sell using the Barrier Repair Technology.  We also anticipate that the new agreement will modify the payment requirements for the purchase of Triceram® in November 2008.

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

For the three and nine months ended September 30, 2008, we recorded $15,000 and $45,000, respectively, under the Shared Services Agreement.  For the three and nine months ended September 30, 2007, we recorded $15,000 and $44,706 net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including receiving the Non-Sales Milestones within the timeframes currently anticipated by the Company; the ability of the Company to satisfy its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, the Company’s limited operating history; the Company’s lack of profitability; and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2008.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are an emerging medical device company focused on prescription products for infectious disease and dermatology.  Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, and testing the licensed technology.  Nearly all of our planned products require marketing clearance from the FDA.  In April 2006, we received clearance from the FDA to market our first product, EpiCeram®.  In November 2007, we entered into an exclusive supply and distribution agreement with DRL for the commercialization of EpiCeram® in the United States.  In October 2008, DRL officially launched EpiCeram® sales and marketing efforts.

Our historical operating results consist primarily of expenditures on corporate activities, research and development costs, payments due under our license agreements and interest expense.   In order of magnitude, our expenditures have generally consisted of the following cash expenses:

•                  Payroll and related costs;

•                  Interest;

•                  Fees paid to third parties for clinical trials and other development costs;

•                  Professional fees (legal and accounting);

•                  Licensing fees;

•                  Travel;

•                  Insurance;

•                  Investor and public relations;

•                  Director fees; and

•                  Consulting

Until November 2007, we did not record revenue.  During 2008, we have begun to manufacture (through a contract manufacturer) and ship EpiCeram® to DRL under the terms of the DRL Agreement.  This has required us to expand our activities to include those related to procurement of raw materials, providing oversight to the third party manufacturer(s), managing the quality control and shipment processes, and billing and collection activities related to product shipments.  Accordingly, during the three months ended September 30, 2008, we exited the “development stage” for financial reporting purposes.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101 as modified by SAB No. 104, “Revenue Recognition in Financial Statements,” EITF Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and SAB Topic 13A1.  We recognize revenue when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable.  Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria.  We will recognize product revenues net of revenue reserves which consist of allowances for discounts, returns, rebates and chargebacks.  This accounting policy for revenue recognition may have a substantial impact on our reported results and relies on certain estimates that can require difficult, subjective and complex judgments on the part of management.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

We recorded $292,758 of revenue during the three months ended September 30, 2008, compared to $0 for the prior year period.  Revenue consists of the following components in 2008:

Product revenue	$267,486
Milestone recognition	25,272
$292,758

Cost of Goods Sold

For the three months ended September 30, 2008, cost of goods sold was $267,486 compared to $0 for the prior year period.

Licensing Fees

We pay licensing fees under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the three months ended September 30, 2008, licensing fees increased by $12,500 or 30% compared to the prior year period.  The increase in expense is the result of an increase in the minimum amount due under the Brigham Young University agreement effective January 2008.

Research and Development

Research and development expense for the three months ended September 30, 2008, decreased by $14,254 or approximately 10% compared to the prior year period.  During the three months ended September 30, 2008, research and development expense consisted primarily of costs incurred for the engineering, scale-up and validation of the EpiCeram® manufacturing process.   During the three months ended September 30, 2007, research and development expense consisted primarily of costs incurred for an EpiCeram® clinical trial.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during the remainder of 2008.  In order to develop Cerashield™ and NeoCeram™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses decreased by $59,254 or 6% for the three months ended September 30, 2008, compared to the prior year period.  The decrease in general and administrative expenses was primarily due to noncash stock compensation expense.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended September 30, 2008, decreased by $86,280 compared to the prior year period.

Other Income (Expense)

For the three months ended September 30, 2008, we recorded other expense of $4,356,304 compared to $726,855 for the prior year period.   The increase in expense between years was primarily the result of the charges recorded for the Amended Convertible Debt Agreements during 2008 which are included in interest expense.

Net Loss

As a result of the factors described above, we recorded $5,490,574 of net loss for three months ended September 30, 2008 compared to a net loss of $1,947,405 in the prior year period.

Preferred Stock Dividends

For the three months ended September 30, 2008, we recorded preferred stock dividends of $0 compared to $60,000 for the prior year period.  The decrease in dividends between periods is the result of the conversion of Series A Preferred Stock to common stock in May 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded $5,490,574 of loss for the three months ended September 30, 2008 compared to a loss of $2,007,405 in the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

We recorded $330,258 of revenue during the nine months ended September 30, 2008, compared to $0 for the prior year period.  Revenue consists of the following components in 2008:

Product revenue	$267,486
Milestone recognition	62,772
$330,258

Cost of Goods Sold

For the nine months ended September 30, 2008, cost of goods sold was $267,486 compared to $0 for the prior year period.

Licensing Fees

For the nine months ended September 30, 2008, licensing fees increased by $54,167 or 44% compared to the prior year period.  The increase in expense is primarily the result of an increase in the minimum amount due under the Brigham Young University agreement effective January 2008.

Research and Development

Research and development expense for the nine months ended September 30, 2008, decreased by $340,096 or approximately 58% compared to the prior year period.  The decrease in expense between periods is primarily the result of two clinical studies for EpiCeram® that were conducted during 2007.  There were no comparable studies during the same period of 2008.

General and Administrative

General and administrative expenses increased by $541,926 or 19% for the nine months ended September 30, 2008, compared to the prior year period.   The increase in general and administrative expenses was primarily due to noncash stock compensation expense, investor relations expense, legal fees and payroll expense. Noncash stock compensation expense increased as a result of an increase in outstanding stock options between periods.  Investor relations expense increased primarily as a result of issuing Series B Preferred Stock for investor relations services during the third quarter of 2007 which was recognized over the life the services were provided (12 month period).  Legal fees increased as a result of an increase in activities requiring outside legal counsel during 2008.  Payroll and related expenses have increased as a result of new hires during 2008.

Loss from Operations

As a result of the factors described above, the loss from operations for the nine months ended September 30, 2008, increased by $193,225 compared to the prior year period.

Other Expense

Other expense increased by $4,717,770 for the nine months ended September 30, 2008, compared to the prior year period.  The increase in expense between years was primarily the result of the charges recorded for the Amended Convertible Debt Agreements during 2008 which are included in interest expense.

Net Loss

As a result of the factors described above, we recorded a net loss of $9,255,175 for the nine months ended September 30, 2008 compared to a net loss of $4,344,180 in the prior year period.

Preferred Stock Dividends

For the nine months ended September 30, 2008, we recorded preferred stock dividends of $80,000 compared to $180,000 for the prior year period.  The decrease in dividends between periods is the result of the conversion of Series A Preferred Stock to common stock during May 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, we recorded a loss of $9,335,175 for the nine months ended September 30, 2008 compared to a loss of $4,524,180 in the prior year period.

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

Operating Activities

As of September 30, 2008, we had $1,399,821 of cash and cash equivalents.  During the nine months ended September 30, 2008, $814,647 of cash was used in operating activities which primarily represents cash operating expenses and a net use of working capital partially offset by milestone payments received from DRL.  We expect that our manufacturing obligations under the DRL Agreement will result in an increasing near- term and long-term use of working capital compared to our historical operations.

Investing Activities

During the nine months ended September 30, 2008, we used $7,052 in investing activities representing certain capital expenditures.  As of September 30, 2008, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended September 30, 2008, $7,866 of cash was provided by financing activities representing net borrowings from an insurance financing agreement partially offset by net cash advanced to Osmotics under a note payable agreement.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 3 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at September 30, 2008, we had a stockholders’ deficit of $15,150,676 and a working capital balance of $1,108,987.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize the majority of our planned products in the U.S., we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of September 30, 2008, we had cash and cash equivalents of $1,399,821.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement calls for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount is inclusive of certain product launch specific considerations. As of September 30, 2008, we had received $2,500,000 in Non-Sales Milestone payments.  As previously disclosed, we expected to receive the remaining $1,000,000 Non-Sales Milestone payment during the fourth quarter of 2008.  While we believe that we have satisfied the conditions necessary for receiving the payment, DRL does not believe the conditions have been met.  We are currently in discussions with DRL to resolve the issue.  We can provide no assurance that the matter will be resolved in a timely manner.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® and the satisfaction of other performance requirements (the “Net Sales Milestones”).  However, we will not  receive any Net Sales Milestone payments during 2008 nor do we anticipate earning any payments during 2009.

We believe that  existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the middle of the first quarter of 2009.  In the event that we receive the remaining Non-Sales Milestone payment, our existing cash on hand will be sufficient to last through at least the middle of the second quarter of 2009.    Accordingly, we will require additional funding within the next six months.  As of the date of this Form 10-Q, we have no firm commitments for raising additional capital and as described further below, our ability to access the capital markets may be severely limited.

As described above in Note 3, during the quarter ended September 30, 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extend the maturity date of the debt to December 31, 2011 and require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

•                  100% of net revenues (as defined in the amendment) paid or owed to us under the DRL Agreement subsequent to April 1, 2009;

•                  100% of net revenue received from any other EpiCeram® commercialization arrangements;

•                  50% of the net revenue received from the sale of NeoCeram™;

•                  33% of any net revenue received from Ceragenin™ commercialization arrangements; and

•                  33% of any net revenue received by us in excess of $250,000 in aggregate excluding any capital raised by the Company through equity investment or the issuance of debt.

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the only remedies to the holders is to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30, 2010 and 2011, then the only remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 3 for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

While we believe that the Amended Convertible Debt Agreements are more favorable to the Company than the original convertible debt agreements, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $8,822,840 in secured convertible debt with most favored nation and other pricing protection;

•                  The Dedicated Revenue Streams will reduce future cash flows retained by the Company for operations;

•                  12,004,569 shares of our common stock (or approximately 68% of our issued an outstanding shares) are currently held in escrow for Osmotics Corporation (“Osmotics”) awaiting exchange with its shareholders.  Osmotics has advised us that it must complete its exchange transaction by November 5, 2010 in order to preserve the tax free nature of the transaction;

•                  Limitations on our ability to register common shares and common shares underlying convertible debt securities sold in private placement transactions (see a more detailed discussion in Note 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008);

•                  Our lack of an operating history and profitable operations; and

•                  The recent turbulence and uncertainty in the U.S. financial markets.

There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it could be on terms that substantially dilute our current shareholders.  In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

Contractual Obligations

We had the following contractual obligations at September 30, 2008, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Convertible Debt	$—	$5,029,019	$3,793,821	$—	$8,822,840
License Agreements	340,000	880,000	880,000	3,815,000	5,915,000
Shared Services Agreement	15,000	—	—	—	15,000
Triceram Purchase Obligation	488,652	—	—	—	488,652
Clinical Study Funding Obligation	140,000	—	—	—	140,000
Purchase Commitments	128,857	—	—	—	128,857
	$1,112,509	$5,909,019	$4,673,821	$3,815,000	$15,510,349

ITEM 3.      CONTROLS AND PROCEDURES

As of September 30, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company in connection with the issuance of warrants referenced in this Form 10-Q has been previously provided in a Current Report on Form 8-K filed with the Commission on September 29, 2008.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	November 13, 2008	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	November 13 , 2008	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer