Form 10-K
period 2008-12-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2009-03-25
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting and non-voting common stock ($.0001 par value) held by non-affiliates was approximately $3,712,294  as of June 30, 2008 based upon the average bid and asked price of the registrant’s common stock on the Nasdaq Electronic Bulletin Board.

As of March 23, 2009, the registrant had 17,808,293 shares of its common stock ($.0001 par value) outstanding.

i

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (this “Form 10-K”), in other reports that we file with the Securities and Exchange Commission (“SEC”), in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements are based on the current expectations of or forecasts of future events made by our management.  Forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Many factors mentioned in this Form 10-K, for example general economic conditions, governmental regulation and competition in our industry, will be important in determining future results.  No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-K will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including having sufficient working capital to fulfill purchase orders within the timeframes required by the agreement; the ability of the Company to service its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the “FDA”); successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K.  In particular, this Form 10-K sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-K may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K and in other documents that we file from time to time with the SEC including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2009.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.                    Business

THE COMPANY

Ceragenix Pharmaceuticals, Inc., a Delaware corporation, is an emerging medical device company focused on infectious disease and dermatology.  We have two base technology platforms each with multiple applications: Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”) and barrier repair (“Barrier Repair”).  We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  Our Ceragenin™ technology has shown activity against bacteria, and certain viruses, fungi and cancers in a variety of in vitro tests and represents a near, mid and long term revenue opportunity.  References to “the Company,” “we,” “our,” or “us” in this Form 10-K refer to Ceragenix Pharmaceuticals, Inc. and Ceragenix Corporation.

Our Ceragenin™ technology, licensed from Brigham Young University, covers the composition of matter and use of a broad class of small molecule, positively charged aminosterol compounds.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system and several of these candidates are currently in pre-clinical development.  Ceragenin™ compounds are electrostatically attracted to bacteria, viruses, fungi and cancers that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces.  The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (by tearing holes in the cell walls).  Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells).  While Ceragenins™ have the potential to be developed for a broad range of applications, we intend to focus our efforts on developing them as an antimicrobial treatment for medical devices such as endotracheal tubes, catheters and implantable devices.  It is our expectation that we will be able to generate revenue from the Ceragenin™ technology prior to receiving FDA approvals in the form of upfront and milestone payments under development and sublicense agreements.

We have also licensed patents from the Regents of the University of California for a Barrier Repair technology that is a specific combination of ceramides, cholesterol and fatty acids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function.  This patented Barrier Repair technology is the invention of Dr. Peter Elias, Chairman of our Scientific Advisory Board, the author of over 500 peer reviewed journal articles.  Our first developed product using this technology is EpiCeram®.

EpiCeram® is a prescription only product intended for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis (“eczema”), irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier and we believe current therapies are viewed as either lacking effectiveness or in need of improvement.  In April 2006, we received marketing clearance from the FDA to sell EpiCeram® as a medical device pursuant to a 510(k) filing.  The clearance received from the FDA allows us to market EpiCeram® for all of the above listed conditions.  In April 2007, we announced the results of a 113 person clinical trial which demonstrated that EpiCeram® had comparable efficacy to a mid strength steroid in treating the symptoms associated with eczema after 28 days of treatment.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  During September 2008, we shipped the first commercial quantities of EpiCeram® to DRL and DRL officially launched sales and marketing efforts during October 2008.

Our executive offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202.  Our telephone number is (720) 946-6440

OUR STRATEGY

Our principal objective is to be a leading provider of technology used in the prevention and treatment of infectious disease.  More specifically, we want our Cerashield™ antimicrobial coatings to be utilized by leading manufacturers to coat their catheters, implantables and devices to prevent the bacterial colonization of such products.  Bacterial colonization of indwelling medical devices is a leading cause of nosocomial (hospital acquired) infections.  Leading healthcare organizations such as the World Health Organization and the U.S. Centers for Disease Control (the “CDC”) have recognized that the growing number of multidrug resistant bacterial infections poses a major worldwide health risk.  According to the CDC, during 2002, there were approximately 1.7 million nosocomial infections in the United States resulting in 99,000 deaths (up from 13,000 in 1992) and over $4 billion in additional treatment costs.  Over half of these infections were attributable to bacterial growth on medical devices and the greatest risk of mortality is associated with multidrug resistant bacterial infections.  In August of 2007, the Center for Medicare Services (CMS) issued a ruling that it will no longer reimburse hospitals for certain hospital acquired infections including those related to urinary tract infections (associated with urinary catheters) and certain central venous line related bloodstream infections.  This ruling went into effect in October 2008.  Each year CMS expects to add additional nosocomial infections to its exclusionary list.  As a result, hospitals and third party payors are seeking solutions from device makers to help reduce the incidence of nosocomial infections.

We believe that our Ceragenin™ class of compounds has the potential to be a solution for combating nosocomial infections.  Our Cerashield™ technology (utilizing CSA-13) is being developed in a variety of forms: (i) as a coating in combination with a polyurethane polymer which may be dip coated onto a broad range of polymeric and metallic medical devices which allows CSA-13 to elute out over time; (ii) as a covalent attachment to polymers (including textiles) and metals to provide a shield against bacterial colonization that does not migrate from the surface; and (iii) by direct incorporation into polymers (during the melt process) to create catheters and other components of medical devices that have antimicrobial activity built into the device without the need for an exterior coating.  Our primary strategy is to license Cerashield™ on a device by device basis to the manufacturers of such devices.  We are evaluating retaining one or more niche applications of the technology to commercialize ourselves once our financial and managerial resources make such approach a viable option.  We believe that antimicrobial treated devices with demonstrated ability to prevent or reduce bacterial colonization can demand premium pricing in the market based on cost savings to payors and/or reduction in morbidity and/or mortality rates.  Our goal is to establish Cerashield™ as the most efficacious antimicrobial technology available for medical devices.  We believe that current antimicrobial approaches (such as silver) are of limited efficacy and duration.  We plan to target Cerashield™ development for several devices with high incidences of infection such as endotracheal tubes, urinary catheters, and central venous catheters as well as those devices associated with less frequent but catastrophic infections.  We believe that there is a broad range of medical devices that would benefit from use of our Cerashield™ technology and we are open to collaboration arrangements with medical device manufacturers.

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

•                  Currently available and anticipated competitive products; and

•                  Projected financial resources available to the Company

A key component of our current business strategy has been to operate as a fairly “virtual” firm until such time as the business requires a more robust infrastructure.  We believe this strategy has been successful as it allowed us to direct a greater percentage of our financial resources into product development and provided us with greater flexibility by limiting the size of our corporate infrastructure and workforce.  While it is possible that we will hire additional management and staff resources during 2009 to develop our business, we believe we can keep our corporate and development staff to levels that are substantially lower than found in traditional medical device companies by carefully leveraging third party expertise.

OUR TECHNOLOGY

We have two base technology platforms; Ceragenins™ and Barrier Repair.  Our primary focus in the future will be on Ceragenin™ development given the remaining patent life of the Barrier Repair technology (5.5 years).  See “License Agreements and Proprietary Rights.”  A discussion of both technologies follows below.

Ceragenins™

As discussed above, we plan to utilize our Ceragenin™ technology to develop new generation antimicrobial protection for medical devices.  Ceragenins™ are small molecule, positively charged compounds that have shown promising activity against bacteria, and certain viruses, fungi and cancers in a variety of in vitro tests.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system.  The compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer cells that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces.  The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tearing holes in the cell walls).  Unlike most antibiotics which are bacteriastatic (preventing the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells).  Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds.  Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

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

•                  Demonstrated that in a series of in vitro experiments that CSA-13 showed rapid killing activity and synergistic activity with conventional antibiotics against multidrug resistant Pseudomonas aeuroginosa bacterial strains.  P. aeuroginosa is a leading cause of morbidity and mortality in patients with pneumonia and other respiratory diseases;

•                  Demonstrated that in a series of in vitro experiments that prototype Cerashield™ coated endotracheal tube segments were able to completely prevent bacterial adhesion and biofilm formation in a 21 day continuous challenge test;

•                  Demonstrated that in an in vitro test, Cerashield™ coated silicone urinary catheters provided complete protection against E.Coli bacterial colonization for the entire duration of the 21 day study when challenged with daily inocula of 1,000 colony forming units of E. Coli;

•                  Demonstrated that a silicone intravaginal ring incorporating CeraShield™ achieved 120 days of continuous antimicrobial efficacy when soaked in artificial urine with a fresh inoculum of at least 1,000 colony forming units per ml of E. coli on a daily basis; and

•                  Demonstrated in a pilot, in vivo study (sheep), that Cerashield™ treated surgical screws did not have any adverse biological, histological or hematological effects on bone tissue healing or remodeling compared to untreated screws.  However, given the small number of animals (n=2), the study did not allow for extended interpretations or provide statistically conclusive data.

During 2009, we expect that testing of Cerashield™ will be expanded primarily by potential commercialization partners into device specific in vitro and in vivo models.

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

•                  Completed a 38 person clinical study to compare the efficacy of EpiCeram® to Elidel®, a commonly prescribed non steroidal therapy, in children with mild to moderate eczema.  In the study, we demonstrated that both EpiCeram® and Elidel® produced significant improvement after four weeks of treatment.  More detailed study results were as follows:

Study Design

The study was an investigator-blinded, randomized controlled study conducted at two centers which evaluated a total of 38 patients in two groups of children (ages 6 months to 12 years) with mild-to-moderate eczema treated with either Elidel® (pimecrolimus 1%), an immunosuppressant cream, or EpiCeram®.  The study was conducted from April 2007 to January 2008.

Primary and Secondary Outcome Measures

According to the protocol, the primary outcome measure was the change in median Eczema Area and Severity Index (“EASI”) scores measured at Day 28 as compared to the baseline.  The protocol’s secondary efficacy parameters were:

•                  Percentage of subjects reaching clear or almost clear on IGA at Day 28; and

•                  Change in patient reported assessments of pruritus (itch).

Study Results

Primary Outcome Measure (change in median EASI score measured at Day 28 compared to Baseline)

Daily (twice) applications of Elidel® produced significant reductions in EASI scores at Day 28 compared to baseline.  While twice daily applications of EpiCeram® did not produce statistically significant improvement in EASI scores at Day 28, the overall improvement produced by EpiCeram® was not statistically different from that produced by Elidel®.  Additionally, there were no statistically significant differences between EpiCeram® and Elidel® in the proportion of subjects with either greater than 50% improvement in EASI scores or greater than 75% improvement in EASI scores at Day 28.

Secondary Outcome Measures

A.            Percentage of subjects reaching clear or almost clear on IGA at Day 28

Both treatments demonstrated statistically significant reductions in eczema symptoms as measured by IGA at Day 28.  Assessment of the disease progression showed significant improvements in the IGA scores over time with 27% of the EpiCeram® patients assessed as clear or almost clear after 28 days of treatment and 44% of Elidel® patients being assessed as clear or almost clear at Day 28.  Comparison of these disease progression results for both treatments showed no statistically significant difference between EpiCeram® and Elidel® after 28 days of treatment.

B.            Assessment of Pruritus

Patient reported assessments of pruritus also showed significant improvement from baseline after 28 days of treatment for both EpiCeram® and Elidel®.  No statistically significant differences were found between treatments after 28 days of treatment.

Safety

The investigators concluded that use of EpiCeram® was safe for use in the patient population studied.  There were no serious adverse events reported in the study and both treatments had similar rates of adverse events.

•                  Entered into the DRL Agreement to commercialize EpiCeram® in the United States;

•                  Commenced shipment of EpiCeram® for commercial launch in the United States (September 2008);

•                  Entered into an exclusive distribution and supply agreement for commercialization of EpiCeram® in Southeast Asia; and

•                  Entered into an exclusive distribution and supply agreement for commercialization of EpiCeram® in Canada.

PRODUCTS AND PRODUCT CANDIDATES

Nearly all of our product candidates will require clearance by the FDA and in certain cases extensive clinical evaluation before we can sell them either directly or via partners.  Any product or technology under development may not result in the successful introduction of a new product.

Cerashield™ Antimicrobial Technology

We believe that our Ceragenin™ class of compounds has the potential to be a solution for combating nosocomial infections.  For information on our Cerashield™ technology, see the discussion under the heading “Our Strategy.”  We believe that Cerashield™ coatings can receive regulatory approval as medical devices under Pre-Market Approval (“PMA”) regulatory filings or in certain applications under 510(k) (see Government Regulation).  However, there is no assurance that the FDA will agree with our conclusions.

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

NeoCeram™

NeoCeram™ is a pediatric barrier repair cream intended to help create a skin barrier in premature infants and neonates.  Infants born prematurely enter the world without fully formed skin barriers.  As lung surfactant therapy has pushed back the age of viability to 23 weeks of gestational age, the lack of an adequate skin barrier is now of critical importance to morbidity and mortality in this at-risk population.  We believe that by providing the topical equivalent of a skin barrier that these infants will develop more rapidly, be at lower risk for bacterial infections and sepsis, and spend less time in the neonatal intensive care unit thereby significantly reducing the costs incurred by the health care system to care for these infants.  We had intended to utilize our 510(k) approval for EpiCeram® to market NeoCeram™ using an identical formulation packaged for single dose use.  However, based upon additional research and feedback from practitioners, we now plan on formulating NeoCeram as a lotion and market as an OTC product.  During 2008, we progressed with development of NeoCeram, and during 2009, we plan to complete development and commence a clinical study.  Our ability to commence the study is dependent upon receiving institutional review board (“IRB”) approval, which cannot be assured, and having sufficient capital resources to fund the study.  As of December 31, 2008, we did not have sufficient funding to commence the study.  There is no assurance that we will ever commercialize NeoCeram™.

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

Medical device markets are large and we believe that currently available methods for combating the higher incidence of infection associated with those devices lack effectiveness.  For example, each of the following segments of the medical device market has annual sales over $100 million and has also been reported to have infection rates in the 1% to 30%

range: urinary catheters, central venous catheters, dental implants, fracture fixation (including fixator pins and orthopedic implants), and pacemakers.  There are a variety of additional attractive market segments with unmet antimicrobial coating needs including segments such as endotracheal tubes, needleless connectors, antimicrobial medical sponges, and wound dressings.  We believe that there is a large opportunity for introducing a new generation catheter, wound dressing or antimicrobial coating that is safe, effective and provides longer lasting protection than available product offerings.

Barrier Repair Products

EpiCeram®

Atopic Dermatitis

An estimated 15 million Americans suffer from the disease Atopic Dermatitis, which is commonly known as eczema.  Eczema is the leading skin disease of childhood and 65% of those affected show clinical symptoms by 6 months of age.  The skin of eczema patients becomes extremely itchy and inflamed, causing redness, swelling, cracking and scaling.  The skin can become so severely irritated, patients often scratch themselves until they bleed, leading to a secondary infection.  Histological analysis of the skin of eczema patients reveals a global deficiency in epidermal lipids (ceramides, cholesterol and essential fatty acids) with a marked deficiency of ceramides.  This lack of epidermal lipids leads to a defective skin barrier.  Normalizing the barrier is the key to successful treatment.  The work of Dr. Elias has shown that topical application of an optimal molar ration of these epidermal lipids can correct the skin barrier abnormality.  We believe that EpiCeram® will greatly reduce skin irritation, quickly reduce itch, and help to restore a more normal skin barrier than currently available products.  While there are multiple products and treatments for eczema, the most commonly prescribed treatments are immune system suppressants or steroids both of which have well recognized undesirable side effects.  Immunomodulator drugs used for treating eczema recently received a black box safety warning from the FDA that is resulting in a substantial decline in sales for these products since 2004, when they combined had over $500 million in sales.  EpiCeram® is non steroidal and is not an immunomodulator The current market size for eczema treatments is believed to be between $800 million and $900 million annually in the U.S. alone.

NeoCeram™

It is estimated that 80,000 infants a year are born in the U.S. under 32 weeks of gestational age.  Infants under 32 weeks lack a fully developed skin barrier.  Pre term infants spend an average of 56 days in the neonatal intensive care unit (“NICU”) at a total cost estimated to be $18 billion annually in the United States.  The lack of a fully formed barrier increases the risk of infections (sepsis) and other medical complications due to excessive trans-epidermal water loss.  Pre term infants who develop sepsis (20%) spend an additional 19 days in the NICU.  NICUs receive capitated payments for treating premature infants so any reduction in the length of stay positively affects the institution’s profitability.  At present, the standard of care for such infants is to place them in a warmer in a high humidity environment.  We believe that if the data shows a significant benefit in the use of NeoCeram™ (for example, reduction of length of stay in the NICU or reduction of bacterial infections), then there is the possibility of rapid adoption of it by the 600 neonatologists in the United States.  We plan to commence a clinical study to determine the efficacy of NeoCeram™ sometime during 2009.  Our ability to conduct this trial is dependent upon receiving IRB approval, which cannot be assured, and having sufficient financial resources to pay for the study.  Under the terms of the DRL Agreement, we have retained the rights to market NeoCeram™.

SALES AND MARKETING

We currently do not have any sales and marketing personnel.  We do not anticipate hiring a significant number of sales and marketing personnel unless we choose to commercialize products using an internal sales force.

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

LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

License Agreement with the Regents of the University of California

Osmotics entered into an exclusive license agreement with the Regents of the University of California (the “Regents”) for the Barrier Repair technology on June 28, 2000.  The license agreement grants exclusive U.S. and international rights to issued patent 5,634,899 — “Lipids for epidermal moisturization and repair of barrier function.”    The patent expires in July 2014.  In connection with the Merger, Ceragenix Corporation was substituted in place of Osmotics as the licensee under the agreement.  The license agreement provides Ceragenix Corporation with the worldwide exclusive right to commercially develop, use and sell therapeutic and cosmetic applications for the Barrier Repair technology.  Under the terms of a sublicense agreement with Osmotics, Ceragenix Corporation agreed that Osmotics will retain the license rights for all cosmetic, non-prescription applications (as defined in the sublicense agreement).  The rights of Ceragenix Corporation under the license agreement are subject to a non-exclusive, irrevocable, royalty free license to the U.S. Government with the power to grant a license for all governmental purposes.  Unless terminated earlier by Ceragenix Corporation for any reason or by the Regents due to Ceragenix Corporation’s breach, the license agreement continues until the date of expiration of the last to expire patent licensed under this agreement.  Ceragenix Corporation is obligated to pay the Regents, on an annual basis, the greater of $50,000 or five percent of net sales (as defined in the agreement) of products derived from the Barrier Repair technology.  Upfront and milestone payments received from sub licensed products are subject to a 15% royalty.  In addition, the agreement requires Ceragenix Corporation to reimburse the Regents for legal expenses associated with patent protection and expansion.

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

The BYU License requires quarterly research and development support fees of $22,500, and earned royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement) on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty for which payment commenced in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  Unless terminated earlier by Ceragenix Corporation for any reason or by BYU due to Ceragenix Corporation’s breach, the license agreement terminates on the date of expiration of the last valid claim of any patent included in the technology.

The underlying patents and license agreements with the Regents and BYU are critically important to the Company’s business prospects.  We have no proprietary technologies outside of these agreements.  The loss of either of these license agreements, or if the underlying patents were declared invalid or could not be protected, would result in a material adverse effect on the Company.

TRADEMARKS

We believe that trademark protection is an important part of establishing product and brand recognition.  The United States Patent and Trademark Office has approved EpiCeram® as a registered trademark and the following applications for registration subject to final approval of statements of use: NeoCeram™, Ceracide™, Ceragenins™, Ceragenix™ and Cerashield™.  United States federal registrations for trademarks remain in force for ten years and may be renewed every ten years after issuance, provided the mark is still being used in commerce.  We have also filed for EpiCeram trademark protection in the European Union, Canada, Korea, Malaysia, Singapore, Indonesia and the Philippines.   However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations.  If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks and service marks could be impaired.

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

We received marketing clearance for EpiCeram® under 510(k).  We currently plan on marketing NeoCeram™ (if and when development is completed and a clinical trial is completed with favorable results) as a non prescription, Over The Counter (“OTC”) product which will not require FDA approval as there is precedent for use of topical emollients in the NICU that are OTC products.  In the event that IRBs reject our proposed clinical trial, it may require us to conduct preclinical testing or require us to seek FDA approval (most likely as a 510(k)) which will delay the commercial launch of the product and increase our costs.  Such a delay could result in us choosing not to pursue the product given the limited remaining patent life.

We believe that the appropriate approval path for our Cerashield™ antimicrobial coatings will be through the process established for medical devices.  We base this belief on the guidelines published by the FDA as well as the approval paths followed by other antimicrobial coatings.  In June 2006, the FDA notified us that a Ceragenin™ wound dressing would be regulated as a device and we believe that the same fact pattern would apply to antimicrobial coatings.  However, there is no assurance that the FDA will agree that Cerashield™ coated devices should be regulated as medical devices.  Systemic, topical and inhaled applications of the Ceragenins™ will be considered new drugs by the FDA and require the submission of an Investigational New Drug Application and a NDA.

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

Pharmacy Boards

It is possible that we could be required to be licensed with the state pharmacy boards as a manufacturer, wholesaler, or wholesale distributor.  Many of the states allow exemptions from license if our products are distributed through a licensed wholesale distributor.  We believe that we will be exempt from registration for EpiCeram® as a result of DRL’s distribution licenses.  The regulations of each state are different, and receiving a license in one state will not authorize us to sell our products in other states.  Accordingly, we will have to undertake an annual review of our license status to ensure compliance with the state pharmacy board requirements.  We are currently not licensed with any state pharmacy board.

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

EMPLOYEES

As of March 1, 2009, we had seven full-time employees.  We do not carry key man life insurance on any of our employees.  We are not part of any collective bargaining agreement.  There have been no work stoppages and we believe our employee relations are good.

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

We have not had sufficient capital to fund all of our capital resource needs since our formation, and you cannot assume that our plans will either materialize or prove successful.  There is no assurance that our operations will ever produce sufficient revenue to fund our capital resource needs.  If our plans are unsuccessful, the price and liquidity of our common stock will be adversely affected and you could lose your entire investment.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the early part of the third quarter of 2009.  Accordingly, we will require additional funding within the next six months.  As of the date of this Form 10-K, we have no firm commitments for raising additional capital and as described in further detail in Management’s Discussion and Analysis “Liquidity and Capital Resources,” our ability to access the capital markets may be severely limited for a variety of reasons that we do not see changing in the near term. There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it could be on terms that substantially dilute our current shareholders.  If we are unsuccessful in raising additional capital we may not be able to continue our business operations and our securities may have little or no value.

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

Future financings may result in dilution to our shareholders and restrictions on our business operations.

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

The DRL Agreement will increase our cash requirements

Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying EpiCeram®.  This results in us having to pay our vendors for the cost of the product prior to receiving payment from DRL.  This creates a working capital requirement which is expected to increase over time as sales of EpiCeram® increase.  We may not have sufficient cash on hand to meet all purchase orders from DRL.  If we cannot provide product to DRL within the timeframes called for under the DRL Agreement, DRL could assume manufacturing responsibilities which will serve to reduce the profits we earn on the sale of EpiCeram®.

Under the terms of our amended convertible debt agreements, all of our net revenue (as defined in the agreements) from the DRL Agreement is required to be used to service the debt.  Accordingly, we will not generate any net cash from the DRL Agreement until such time that the convertible debt is paid in full.

The existence of our convertible debt will make it difficult to raise additional capital

We will require additional capital to execute our business plan and continue as a going concern.  As of December 31, 2008, we had $9,087,525 outstanding in secured convertible debt.  Repayment of these obligations is secured by a first lien on all of our assets, including all of our intellectual property rights and intellectual property licenses.  While we believe the amended repayment terms of our debt agreements are more favorable to the Company, the convertible debt agreements contain a number of provisions which new investors could find problematic and could deter investment.  See discussion in Management’s Discussion and Analysis “Liquidity and Capital Resources” for a discussion of the specific terms of the convertible debt agreements that new investors could find problematic.  If we default on any of the covenants or other requirements of our debt agreements, the debt holders will be able to foreclose on our assets by which their debts are secured which would likely cause you to lose your entire investment.  Such foreclosure would likely force us out of business.  Furthermore, if the debt holders choose to convert their debt into shares of common stock it is possible that the sale of such shares could have a depressive effect on the share price of our common stock.

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

Until such time as Osmotics consummates its planned exchange offering (see discussion below), our public float for Rule 415 purposes excludes the 12,004,569 shares of common stock Osmotics has placed in escrow.  As a result, it further limits the number of underlying shares sold in a private placement that we can register at any one time.  Accordingly, this could result in us having to file multiple registration statements over a period of time to register all of the underlying shares purchased in a private placement transaction.  This may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  If we are unable to raise additional capital in private placement transactions, it could have a material adverse affect on our liquidity and business prospects.

A substantial number of our outstanding common shares are controlled by one shareholder.

Osmotics owns 12,222,170 shares, or 69%, of our outstanding common stock.   Osmotics has placed 12,004,569 of these shares into escrow for a planned common stock exchange with their shareholders and debtholders.  Pursuant to a registration rights agreement we have with Osmotics we were obligated to register such shares with the SEC.  We filed such a registration statement in February 2007, however, based on discussions with the SEC, we withdrew such registration statement.  After subsequent discussions with the SEC, we believe that we will have to register the Osmotics exchange transaction on Form S-4 in order to avoid Rule 415 limitations.  We cannot file the S-4 until Osmotics comes to an agreement with its debtholders regarding how many of the escrowed shares will be used to satisfy their debt obligations.  We do not know when Osmotics will complete this negotiation.  Osmotics has signed a limited standstill agreement which requires that the shares currently held in escrow be released into the trading market over a 24 month period commencing on the later of June 30, 2008 or the consummation of the planned exchange.  Once these shares have been registered and distributed by Osmotics, such shares will be freely tradable and could have a depressive effect on the price of our stock.  The recipients of these shares will be subject to the provisions of the limited standstill agreement.  Additionally, the planned release of these shares into the trading market could prevent or limit our ability to raise additional capital during this time period.

Our convertible debt agreements contain repricing provisions.

Our secured convertible debt agreements contain provisions that provide for the conversion price of the debt and exercise price of common stock purchase warrants to be reduced under certain circumstances.  In the event that the conversion price of such debt, or the exercise price of the warrants, is reduced, the holders will receive more shares of our common stock upon conversion of the debt, or the exercise of warrants, than they would with the current conversion price.  This would result in current shareholders experiencing dilution to their holdings and could result in a depressive effect on the share price of our common stock.  There is no assurance that conversion price reductions will not take place in the future.

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

The patents underlying EpiCeram® will expire in July 2014, which will likely serve to limit the revenues we will be able to generate from this product.

Our anti-infective products are at a very early stage of development.

Our Ceragenin™ technology is at a very early stage of development.  While we have received encouraging results from testing the technology in vitro, there is substantial additional development to be done as well as preclinical and clinical testing before we, or a commercialization partner, can market a product.  We have only recently begun certain animal model testing.  We currently do not have sufficient cash on hand to develop this technology as rapidly or extensively as we would like.  Accordingly, there may be delays in developing this technology.  Additionally, as of the date of this Form 10-K, we have very limited data on toxicity.  See the discussion under the heading “Government Regulation.”  As we progress through the development and approval process of different applications of the Ceragenin™ technology, there are numerous factors that could prevent us from ever generating revenue from the Ceragenin™ technology.  Accordingly, there is no assurance that the Ceragenin™ technology will ever generate revenue for us.

Current levels of market volatility could have a negative effect on our business, results of operations and financial condition.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. Deteriorating market and liquidity conditions may also give rise to issues which may impact our lenders’ ability or their willingness to waive any future defaults or enter into further debt amendments. Due to the existing uncertainty in the capital and credit markets, and current adverse changes in the global economy, our access to capital may not be available on terms feasible to us or we may not have access to capital at all.

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

To receive regulatory approval for the commercial sale of our product candidates that we may develop or out-license, we, or our potential partners, must conduct, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans.  Clinical testing is expensive, takes many years and has an uncertain outcome.  Clinical failure can occur at any stage of the testing.  Our clinical trials may produce negative or inconclusive results, and we, or our partners, may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing.  Our failure to adequately demonstrate the efficacy and safety of any product candidate that we may develop or out-license would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies.  Any of these restrictions or requirements could adversely affect our potential product revenues.  Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug.  In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections.  If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market.  If our product candidates fail to comply with applicable regulatory requirements, such as cGMP, a regulatory agency may:

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

If we, or our commercialization partners, fail to convince medical practitioners to prescribe products using our technologies, we will not be able to sell our products or license our technologies in sufficient volume for our business to become profitable.  We, or our commercialization partners, will need to make leading physicians aware of the benefits of products using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies.  Failure to be successful in these efforts would make it difficult for us to convince medical practitioners to prescribe products using our technologies for their patients.  Failure to convince medical practitioners to prescribe our products will damage our commercialization efforts and would have a material adverse effect on our business, prospects, financial condition and operating results.

Some of our ingredients come from sole source providers.

While we have supply agreements in place for certain key ingredients used in the formulation of EpiCeram®, two of these ingredients come from sole source providers.  To date, we have not had any difficulties in acquiring any of these ingredients.  While we believe that similar ingredients are available from other sources, there is no assurance that they will work as well as the ingredients currently used, and in certain cases, a change in ingredients could require us to receive clearance from the FDA.  Any delays in manufacturing resulting from an inability to purchase ingredients or waiting on FDA clearance could have a material adverse effect on our business prospects, financial condition and operating results.  Further, any reduction in product efficacy resulting from using alternative ingredients could also have a material adverse effect on our business prospects, financial condition and operating results.  Such delays or reduction in efficacy could result in DRL terminating the DRL Agreement.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so.  Any problems or delays we experience in manufacturing of EpiCeram® or any other product candidate may impair our ability to manufacture commercial quantities, which would adversely affect our business.  For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time.  Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug or device substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

We will rely on third parties to market our products.

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

Our ability to develop, manufacture, market and sell our products depends upon our ability to avoid infringing the proprietary rights of third parties.  There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally.  If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;
•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;
•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•	redesigning our processes so they do not infringe which may not be possible or could require substantial funds and time.

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

Our directors, are, or may become in their individual capacity, officers, and directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.  Thus, the involvement of these individuals with such other business entities may create conflicts of interest including, among other things, time, effort, and corporate opportunity.  The amount of time that our directors will devote to our business will be limited.  Additionally, our Chief Executive Officer retains a significant ownership interest in Osmotics (approximately 10%) and is married to the Chief Executive Officer of Osmotics.  Accordingly, he is conflicted in all Company matters dealing with Osmotics.  Further, a certain other director also retains a small ownership interest in Osmotics (less than 1%).  It is possible that Osmotics may have interests that are in conflict with our best interests.

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

We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval.  Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution to you as an investor in this offering.  In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.  As of December 31, 2008, we had outstanding options exercisable to purchase up to 5,796,750 shares of common stock at a weighted average exercise price of $1.50 per share, and outstanding warrants exercisable to purchase up to 10,842,609 shares of common stock at a weighted average exercise price of $1.00 per share.  Exercise of these warrants and options could have a further dilutive effect on existing stockholders and potential investors.

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                    Properties

Our principal offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202.  Our telephone number is (720) 946-6440.  We currently utilize office space provided by Osmotics pursuant to a shared services agreement under which we pay Osmotics $5,000 per month for office space and certain administrative services.  The shared services agreement expires on December 31, 2009.  We believe that our facility is adequate for its intended purpose.  Should we increase our staffing levels or should the shared services agreement expire without being extended, we will be required to locate additional or substitute office space, which we believe is readily available to us.  As manufacturing is contracted to third parties, we do not have, nor do we require, property for that purpose.

Item 3.                    Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows information about our executive officers as of March 1, 2009.

Name	Age	Position	Director/Officer Since
Steven S. Porter	59	Chief Executive Officer, Chairman and Director	2005
Jeffrey Sperber	44	Chief Financial Officer and Director	2005
Carl Genberg	57	Senior Vice President	2005
Russell L. Allen	62	Vice President of Corporate Development	2005

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

PRICE RANGE OF OUR COMMON STOCK

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 3, 2004.  Prior to June 27, 2005, our trading symbol was “OSCE.”  On June 27, 2005, to reflect our new name, our trading symbol was changed to “CGXP.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The reported high and low bid and ask prices for the common stock are shown below for each quarterly period from January 1, 2007 through December 31, 2008 as derived from NASDAQ trading reports.

	Bid		Ask
	High	Low	High	Low
2007 Fiscal Year
Jan. 1 — Mar. 31, 2007	$2.44	$1.20	$2.46	$1.55
Apr. 1 — June 30, 2007	$2.10	$1.65	$2.15	$1.70
July 1 — Sept. 30, 2007	$1.85	$1.06	$1.91	$1.10
Oct. 1 — Dec. 31, 2007	$1.85	$0.92	$1.94	$0.95
2008 Fiscal Year
Jan. 1 — Mar. 31, 2008	$1.05	$0.76	$1.13	$0.80
Apr. 1 — June 30, 2008	$0.96	$0.58	$1.01	$0.65
July 1 — Sept. 30, 2008	$0.98	$0.53	$1.25	$0.63
Oct. 1 — Dec. 31, 2008	$0.65	$0.16	$0.70	$0.19

The bid and ask prices of our common stock as of March 23, 2009 were $.56 and $.69, respectively, as reported on the Bulletin Board.  The Bulletin Board prices are bid and ask prices which represent prices between broker dealers and do not include retail mark ups and mark downs or any commissions to the broker dealer.  The prices do not reflect prices in actual transactions.  As of March 1, 2009, there were approximately 800 record owners of our common stock.

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

Dividend Policy

We have not declared or paid cash dividends on our common stock since our inception.  We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future.  The terms of our convertible debt securities prevent the payment of common stock dividends.  Future cash dividends, if any, will be determined by our board of directors.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2008 and December 31, 2007. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

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

RESULTS OF OPERATIONS AND CERTAIN EVENTS DURING 2008 AND 2007

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

•                  Licensing fees;

•                  Travel;

•                  Insurance;

•                  Investor and public relations;

•                  Director fees; and

•                  Consulting

Until November 2007, we did not record revenue.  During 2008, we commenced manufacturing (through a contract manufacturer) and shipment of EpiCeram® to DRL under the terms of the DRL Agreement.  This has required us to expand our activities to include those related to procurement of raw materials, providing oversight of the third party manufacturer(s), managing the quality control and shipment processes, and billing and collection activities related to product shipments.  Accordingly, during the three months ended September 30, 2008, we exited the “development stage” for financial reporting purposes.

During 2007 and 2008, we announced the following significant events:

In January 2007, we announced that researchers at the University of Utah selected Cerashield™ as the product it planned to test pursuant to government grants to help find ways to reduce infections associated with artificial limbs.  This testing was completed in February 2009.  The small, pilot study, demonstrated that Cerashield™ treated surgical screws did not have any adverse biological, histological or hematological effects on bone tissue healing or remodeling compared to untreated screws.  However, given the small number of animals (n=2), the study did not allow for extended interpretations or provide statistically conclusive data.

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

In April 2007, we announced the results of the multicenter study comparing the efficacy of EpiCeram® to Cutivate in patients with moderate to severe eczema.  The study found that there was no statistically significant difference between EpiCeram® and Cutivate® in treating the symptoms associated with eczema after 28 days of therapy.

In April 2007, we announced that we had begun enrolling patients in a multicenter pediatric clinical study designed to assess the efficacy of EpiCeram® compared to Elidel®, the leading topical immunosuppressant prescribed for treating patients with mild-to-moderate eczema.  The randomized, double blind study was to consist of 50 to 100 children between the ages of 2 and 18 years.  Study enrollment was terminated at 38 patients as the rate of enrollment at the two sites did not anticipate timely completion of the full cohort of patients.  The study demonstrated that there were no statistically significant differences between the groups treated with EpiCeram® compared to those treated with Elidel® as measured by EASI (Eczema Area and Severity Index) scores at Day 28.  There was a statistically significant difference in median EASI score reduction at Week 2 with the Elidel® group showing faster improvement at this timepoint.  Both EpiCeram® and Elidel® produced significant relief from itching after 28 days of treatment with no statistically significant difference between the two products.

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

In November 2007, the holders of the convertible notes that we sold in November 2005 agreed to extend the maturity date of the notes from November 28, 2007 to June 30, 2008 in exchange for increasing their principal balance by 10% ($282,017).  See further discussion in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

In November 2007, the holders of the 2006 Debentures agreed to extend commencement of the monthly redemption payments from December 1, 2007 to June 30, 2008 in exchange for increasing their principal balance by 10% ($500,000).  See further discussion in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

In December 2007, we announced that researchers at the Eugene Appelbaum College of Pharmacy at the Wayne State University, in collaboration with JMI Laboratories Brigham Young University, had demonstrated in a series of in vitro experiments that CSA-13 showed rapid killing activity and synergistic activity with conventional antibiotics against multidrug resistant Pseudomonas aeuroginosa bacterial strains.  P. aeuroginosa is a leading cause of morbidity and mortality in patients with pneumonia and other respiratory diseases.

In March 2008, we announced that we had entered into a license agreement with FirstPoint Biotech, Inc. (“FPBT”) for the development of CSA-54 and other members of the Ceragenix™ family of preclinical compounds for use as potential systemic and topical therapies in the treatment and prevention of HIV and sexually transmitted diseases.  Under terms of the agreement, FPBT has the responsibility to undertake clinical development an d commercialization of these compounds within the fields of use.  The agreement provides for payment of milestones and royalties to Ceragenix.  As of the date of this Report, we have not earned any payments from FPBT under the agreement.

In April 2008, we announced that preclinical testing of Cerashield™ coated silicone urinary catheters demonstrated the ability to provide complete protection against E.Coli bacterial colonization for the entire duration of the 21 day study when challenged with daily inocula of 1,000 colony forming units of E. Coli.

In September 2008, we announced that we had negotiated amendments with the holders of our convertible debt securities which extended the maturity dates of such instruments to December 31, 2011.  See further discussion in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

In October 2008, we announced that Promius Pharma, LLC, a wholly owned subsidiary of DRL, launched EpiCeram®.

Critical Accounting Policies

We have identified the policies described below as critical to our business and results of operations.  For further discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements as of and for the years ended December 31, 2008 as filed on this Form 10-K.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

For the years ended December 31, 2008 and 2007, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  We record (or will record) revenue under the DRL Agreement as follows:

Advance Fees — The DRL Agreement calls for non-sales milestone payments based on the accomplishment of certain events including the launch of the product.  We believe that the payment of these fees and our continuing performance obligation related to supplying EpiCeram® are an integrated package.  Accordingly, we record receipt of advance fees as deferred revenue and recognize revenue systematically over the periods that the fees are earned.  We are recognizing revenue on a straight-line basis over the period of our performance obligations under the DRL Agreement (20 years).

Product Sales — Our supply price under the DRL Agreement consists of two components; (i) our cost of producing EpiCeram® (the “Cost Component”) and (ii) a percentage of EpiCeram® “net sales” (as defined in the DRL Agreement) (the “Net Sales Component”).  We recognize revenue for the Cost Component when title passes to DRL (upon delivery) subject to certain true up adjustments as provided for in the DRL Agreement.  We recognize the Net Sales Component once the amount can be reliably estimated based upon reports provided by DRL or when payment is received if reliable estimates cannot be provided.

Net Sales Milestones — The DRL Agreement provides for the payment of milestone payments based on cumulative net sales over the life of the agreement.  We will recognize revenue from net sales milestones once the amount can be reliably estimated based upon reports provided by DRL or when DRL communicates to us that an additional milestone payment has been triggered if reliable estimates cannot be provided.

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

Share-Based Payments

We account for stock option compensation in accordance with SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”).  SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in 2008 and 2007.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenue

For the years ended December 31, 2008 and 2007, our sole source of revenue was the DRL Agreement.  Revenue consists of the following components:

	2008	2007
Product revenue	$642,037	$—
Milestone recognition	114,187	9,375
	$756,224	$9,375

Cost of Goods Sold

For the year ended December 31, 2008, cost of goods sold was $558,857 compared to $0 for 2007.

Licensing Fees and Royalties

We pay licensing fees and royalties under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the years ended December 31, 2008 and 2007, licensing fees and royalties were as follows:

	2008	2007
Ceragenin™ Technology	$206,667	$140,000
Barrier Repair Technology	36,269	25,000
	$242,936	$165,000

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2008.  The increase in Barrier Repair technology royalties is the result of the launch of EpiCeram® during 2008.

Research and Development

Research and development expense for the year ended December 31, 2008, decreased by $490,352 or approximately 68% compared to the year ended 2007.  The decrease is the result of two clinical trials that took place during 2007 for EpiCeram®.   There were no comparable clinical trials during 2008.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during 2009.  In order to develop Cerashield™ and NeoCeram™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses for the year ended December 31, 2008, increased by $380,912 or approximately 9% compared to the year ended 2007.  The increase in expense between years was primarily due to increases in legal and compensation related costs.

Loss from Operations

As a result of the factors described above, the loss from operations for the year ended December 31, 2008 decreased by $219,496 compared to 2007.

Other Expense

Other expense for the years ended December 31, 2008 and 2007 was approximately the same.  This was the net result of an increase in interest expense between years offset by an increase in the gain on value of derivative liabilities.

Net Loss

As a result of the factors described above, the net loss for year ended December 31, 2008 decreased by $227,885 compared to the prior year.

Preferred Stock Dividends

Preferred stock dividends for the year ended December 31, 2008 decreased by $160,000 compared to 2007.  The decrease in dividends between years is the result of the conversion of Series A Preferred Stock into common shares during 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders decreased by $387,885 for the year ended December 31, 2008 compared to the prior year.

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

Our ability to raise additional capital is constrained by the following factors related to our capital structure and market for our common stock:

•                  The existence and terms of our convertible debt securities (see discussion provided under Note 5 to our audited financial statements included elsewhere in this Form 10-K) contain a number of provisions which many new investors may find problematic including the following:

•                  The conversion price of the debt and warrants is to be adjusted downward under a number of circumstances which creates uncertainty for new investors;

•                  We are required to utilize a significant portion of our future revenue streams to service and retire debt.  New investors would likely prefer that these cash flows be retained by the Company to defray or fund our operating costs;

•                  As of December 31, 2008, there were 20,218,618 common shares underlying the conversion of the debt and exercise of warrants held by the debtholders.  This represents a significant overhang and creates uncertainty for new investors;

•                  There are several circumstances in which we would be required to obtain approval from the debtholders in order to execute a future funding transaction; and

•                  Any, or all, of these provisions could result in a new investor seeking a waiver, or permanent amendment, to the debt agreements in order to consummate a funding transaction.  There is no assurance that the debtholders would agree to a waiver or any change to the terms of the debt agreements.

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

•                  The recent trading price of our common stock is at or near an all time low creating the following issues:

•                  Any transaction at or near market price would result in an adjustment to the conversion price of the convertible debt securities and warrants resulting in immediate substantial dilution to our current shareholders and new investors; and

•                  We would likely have to issue a number of shares that would/could result in the new investors owning a significant percentage of our common shares, if not result in a change of control.  Many investors do not want, or are prohibited from, owning such a significant percentage of an investee.

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

Operating Activities

As of December 31, 2008, we had $614,457 of cash and cash equivalents.  During the year ended December 31, 2008, $1,574,156 of cash was used in operating activities compared to $2,799,664 being used in 2007.  The decrease in cash used in operating activities between years is the result of an increase in non-sales milestones received under the DRL Agreement during 2008 partially offset by an increase in use of working capital.  We expect that our manufacturing obligations under the DRL Agreement will result in an increasing near-term and long-term use of working capital compared to our historical operations.

Investing Activities

During the year ended December 31, 2008, we used $7,577 in investing activities representing certain capital expenditures.  As of December 31, 2008, we had no material commitments for capital expenditures.

Financing Activities

During the year ended December 31, 2008, $17,464 of cash was used in financing activities primarily representing a net loan to Osmotics during 2008.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 5 to our audited financial statements included elsewhere in this Form 10-K.

Outlook

As of December 31, 2008, we had cash and cash equivalents of $614,457.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount was inclusive of certain product launch specific considerations. As of December 31, 2008, we had received $2,500,000 in Non-Sales Milestone payments.  Subsequent to December 31, 2008, we received the remaining $1,000,000 Non-Sales Milestone payment.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we did not earn any Net Sales Milestone payments during 2008 nor do we anticipate earning any payments during 2009.

Additionally, as described further in Note 5 to our audited financial statements included elsewhere in this Form 10-K, during the quarter ended September 30, 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extend the maturity date of the debt to December 31, 2011 and require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

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

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the only remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30th, then the only remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 5 for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

While we believe that the Amended Convertible Debt Agreements are more favorable to the Company than the original convertible debt agreements, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•	The presence of $9,087,525 in secured convertible debt with most favored nation and other pricing protection;
•	The Dedicated Revenue Streams will reduce future cash flows retained by the Company for operations;
•

12,004,569 shares of our common stock (or approximately 67% of our issued and outstanding shares) are currently held in escrow for Osmotics Corporation (“Osmotics”) awaiting exchange with its shareholders. Osmotics has advised us that it must complete its exchange transaction by November 2010 in order to preserve the tax free nature of the transaction;

•	Limitations on our ability to register common shares and common shares underlying convertible debt securities sold in private placement transactions;
•	Our lack of an operating history and profitable operations; and
•	The recent turbulence and uncertainty in the U.S. financial markets.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the early part of the third quarter of 2009.  Accordingly, we will require additional funding within the next six months.  As of the date of this Form 10-K, we have no firm commitments for raising additional capital and as described above, our ability to access the capital markets may be severely limited.

There are several potential sources of capital that we may or will pursue.  They are as follows:

•                  Upfront payments from development or licensing transactions of our Ceragenin™ technology.  However, as noted above, 33% of any such payments received would have to be remitted to our convertible debt holders unless the holders waived the requirement;

•                  Sale of the future revenue streams from the DRL Agreement.  Under the terms of the Amended Convertible Debt Agreements, we are required to attempt to monetize this revenue stream within 12 months of the amendments.  However, if the proceeds received were not sufficient to repay the then outstanding convertible debt balance, we would require a waiver from the debt holders to keep any of the proceeds;

•                  The sale of debt or equity securities to new or existing investors.  As described above, the terms of our convertible debt securities and/or the current trading price of our common stock may make this option very difficult to execute.

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

Contractual Obligations

We had the following contractual obligations at December 31, 2008, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Convertible Debt	$—	$9,087,525	$—	$—	$9,087,525
License Agreements	340,000	880,000	880,000	3,792,500	5,892,500
Clinical Study Funding Obligation	140,000	—	—	—	140,000
Triceram Purchase Obligation	488,067	—	—	—	488,067
Purchase Commitments	155,772	—	—	—	155,772
	$1,123,839	$9,967,525	$880,000	$3,792,500	$15,763,864

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. As of December 31, 2008 we do not believe we are exposed to significant market risks due to changes in U.S. interest rates or foreign currency exchange rates as measured against the U.S. dollar.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Ceragenix Pharmaceuticals, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

/s/ STEVEN S. PORTER	/s/ JEFFREY S. SPERBER
Steven S. Porter	Jeffrey S. Sperber.
Chief Executive Officer	Chief Financial Officer
March 25, 2009	March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Ceragenix Pharmaceuticals, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceragenix Pharmaceuticals, Inc. and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated cash flow from operations since inception, has incurred continuing losses and has a stockholders’ deficit at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
March 24, 2009

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$614,457	$2,213,654
Accounts receivable	261,615	—
Related party receivables	44,135	—
Inventory	164,628	—
Prepaid expenses and other	91,768	667,197
Total current assets	1,176,603	2,880,851

Property and equipment, net	11,927	16,210
Total assets	$1,188,530	$2,897,061

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Trade accounts payable	$159,403	$146,560
Accrued compensation	591,000	263,750
Other accrued liabilities	289,131	446,211
Deferred revenue	205,663	75,000
Convertible Notes, net of discount of $428,491 at December 31, 2007	—	2,673,698
Derivative liabilities	—	385,262
Current portion of 2006 Debentures, net of discount of $634,483 at December 31, 2007	—	685,517
Total current liabilities	1,245,197	4,675,998

Derivative liabilities	819,226	1,372,987
Deferred revenue, less current portion	3,670,775	1,415,625
Convertible Notes	3,252,575	—
2006 Debentures, less current portion, net of discount of $1,586,210 and $2,009,197, respectively	4,248,740	2,170,803
Total liabilities	13,236,513	9,635,413

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A Preferred stock, no par value, 0 and 1,000,000 shares issued and outstanding, respectively; $4,000,000 liquidation preference; net of discount of $4,000,000	—	—
Series B Preferred stock, no par value, 315,000 and 375,000 shares issued and outstanding, respectively; $ liquidation preference of $708,750 and $843,750, respectively	708,750	843,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,808,293 and 16,393,724 shares, respectively, issued and outstanding	1,781	1,639
Additional paid-in capital	18,459,423	17,299,917
Accumulated deficit	(31,217,937)	(24,883,658)
Total stockholders’ deficit	(12,047,983)	(6,738,352)
Total liabilities and stockholders’ deficit	$1,188,530	$2,897,061

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUE	$756,224	$9,375

COST OF GOODS SOLD	558,857	—

GROSS MARGIN	197,367	9,375

OPERATING EXPENSES:
Licensing fees and royalties	242,936	165,000
Research and development	231,781	722,133
General and administrative	4,608,497	4,227,585
	5,083,214	5,114,718

Loss from operations	(4,885,847)	(5,105,343)

OTHER INCOME (EXPENSE):
Interest and other, net	(9,757,931)	(6,204,318)
Gain on value of derivative liabilities	8,309,499	6,528,028
Loss on extinguishment of debt	—	(1,780,531)
	(1,448,432)	(1,456,821)

NET LOSS	(6,334,279)	(6,562,164)

PREFERRED STOCK DIVIDENDS	(80,000)	(240,000)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,414,279)	$(6,802,164)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	17,255,582	16,329,371

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted	$(0.37)	$(0.42)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,334,279)	$(6,562,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,485,961	2,808,205
Noncash stock compensation expense	1,392,712	991,377
Gain on value of derivative liability	(8,309,499)	(6,528,028)
Fair value of adjustment to exercise price of convertible debt and warrants	6,450,384	1,958,987
Fair value of warrants issued for amending debt agreements	920,091	275,600
Warrants issued for services	1,467	—
Loss on extinguishment of debt	—	1,780,531
Amortization of debt placement costs	—	526,369
Interest expense added to convertible debt balance	485,336	—
Depreciation expense	11,860	10,236
Increase in accounts receivable	(261,615)	—
Increase in inventory	(164,628)	—
(Increase) decrease in prepaid expenses and other	(13,236)	239,960
Increase in accounts payable and accrued liabilities	375,477	208,638
Increase in deferred revenue	2,385,813	1,490,625
Net cash used in operating activities	(1,574,156)	(2,799,664)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,577)	(4,027)
Net cash used in investing activities	(7,577)	(4,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under promissory note to Osmotics	(50,000)	—
Repayments from Osmotics under promissory note	25,000	—
Net proceeds from the exercise of warrants	—	16,883
Borrowings under insurance financing agreement	84,434	88,974
Payments under insurance financing agreement	(76,898)	(86,457)
Net cash provided by (used in) financing activities	(17,464)	19,400
Net decrease in cash	(1,599,197)	(2,784,291)
Cash and cash equivalents at the beginning of year	2,213,654	4,997,945
Cash and cash equivalents at the end of year	$614,457	$2,213,654

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Total

BALANCES, December 31, 2006	1,000,000	$—	—	$—	16,169,591	$1,617	$16,266,656	$(18,321,494)	$(2,053,221)

Conversion of Convertible Notes	—	—	—	—	115,664	11	189,093	—	189,104
Conversion of accrued interest to common stock	—	—	—	—	41,586	4	75,915	—	75,919
Exercise of warrants	—	—	—	—	16,883	2	16,881	—	16,883
Stock option compensation expense	—	—	—	—	—	—	804,687	—	804,687
Warrants issued for services	—	—	—	—	—	—	64,690	—	64,690
Common stock issued for services	—	—	—	—	50,000	5	121,995	—	122,000
Preferred stock issued for services	—	—	375,000	843,750	—	—	—	—	843,750
Net loss	—	—	—	—	—	—	—	(6,562,164)	(6,562,164)
Preferred stock dividends	—	—	—	—	—	—	(240,000)	—	(240,000)
BALANCES, December 31, 2007	1,000,000	—	375,000	843,750	16,393,724	1,639	17,299,917	(24,883,658)	(6,738,352)

Stock option compensation expense.	—	—	—	—	—	—	823,181	—	823,181
Conversion of preferred stock and accrued dividends into common stock	(1,000,000)	—	(60,000)	(135,000)	1,364,569	137	374,863	—	240,000
Conversion of accrued interest into common stock.	—	—	—	—	50,000	5	39,995	—	40,000
Warrants issued for services	—	—	—	—	—	—	1,467	—	1,467
Net loss	—	—	—	—	—	—	—	(6,334,279)	(6,334,279)
Preferred stock dividends		—	—	—	—	—	(80,000)	—	(80,000)
BALANCES, December 31, 2008	—	$—	315,000	$708,750	17,808,293	$1,781	$18,459,423	$(31,217,937)	$(12,047,983)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  We believe that the Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  During September 2008, we shipped the first commercial quantities of EpiCeram® to DRL and DRL officially launched sales and marketing efforts during October 2008.

Our Ceragenin™ technology represents near, mid and long-term revenue opportunities for treating infectious disease. Ceragenins™ are small molecule, positively charged, aminosterol compounds that have shown activity against both gram negative and gram positive bacteria, certain viruses, certain fungi and certain cancers in preclinical testing.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system.  We are initially pursuing activities in antimicrobial medical device coatings.  We have not applied for, nor have we received, approval from the FDA to market any product using our Ceragenin™ technology.  However, it is our expectation that we will be able to generate revenue from the Ceragenin™ technology prior to receiving FDA approvals in the form of upfront and milestone payments under development and sublicense agreements.

(2)   GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at December 31, 2008, we had a stockholders’ deficit of $12,047,983 and a working capital deficit of $68,594.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize the majority of our planned products in the United States, we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of December 31, 2008, we had cash and cash equivalents of $614,457.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Upon execution of the DRL Agreement, we received $1,500,000. Additionally, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000 which amount was inclusive of certain product launch specific considerations. As of December 31, 2008, we had received $2,500,000 in Non-Sales Milestone payments.  Subsequent to December 31, 2008, we received the remaining $1,000,000 Non-Sales Milestone payment.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we did not earn any Net Sales Milestone payments during 2008 nor do we anticipate earning any payments during 2009.

Additionally, as described further below in Note 5, during the quarter ended September 30, 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extend the maturity date of the debt to December 31, 2011 and require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

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

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the only remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30th, then the only remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 5 for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

While we believe that the Amended Convertible Debt Agreements are more favorable to the Company than the original convertible debt agreements, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $9,087,525 in secured convertible debt with most favored nation and other pricing protection;

•                  The Dedicated Revenue Streams will reduce future cash flows retained by the Company for operations;

•                  12,004,569 shares of our common stock (or approximately 67% of our issued and outstanding shares) are currently held in escrow for Osmotics Corporation (“Osmotics”) awaiting exchange with its shareholders.  Osmotics has advised us that it must complete its exchange transaction by November 2010 in order to preserve the tax free nature of the transaction;

•                  Limitations on our ability to register common shares and common shares underlying convertible debt securities sold in private placement transactions;

•                  Our lack of an operating history and profitable operations; and

•                  The economic downturn and uncertainty in the U.S. financial markets.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the early part of the third quarter of 2009.  Accordingly, we will require additional funding within the next six months.  As of the date of this Form 10-K, we have no firm commitments for raising additional capital and as described above, our ability to access the capital markets may be severely limited.

There are several potential sources of capital that we may or will pursue.  They are as follows:

•                  Upfront payments from development or licensing transactions of our Ceragenin™ technology.  However, as noted above, 33% of any such payments received would have to be remitted to our convertible debt holders unless the holders waived the requirement;

•                  Sale of the future revenue streams from the DRL Agreement.  Under the terms of the Amended Convertible Debt Agreements, we are required to attempt to monetize this revenue stream within 12 months of the amendments.  However, if the proceeds received were not sufficient to repay the then outstanding convertible debt balance, we would require a waiver from the debt holders to keep any of the proceeds;

•                  The sale of debt or equity securities to new or existing investors.  As described above in Management’s Discussion and Analysis included elsewhere in the Form 10-K, the terms of our convertible debt securities and/or the current trading price of our common stock, may make this option very difficult to execute.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method of accounting.  At December 31, 2008, all items in inventory were raw materials.

Property and Equipment

We state property and equipment at cost less accumulated depreciation.  We calculate depreciation using the straight-line method over the estimated useful lives of the assets of three to five years.  A detail of property and equipment is set forth below:

	Years ended December 31,
	2008	2007
Laptops and computers	$27,335	$26,603
Server	5,841	5,841
	33,176	32,444
Accumulated depreciation	(21,249)	(16,234)
	$11,927	$16,210

Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets before the end of their estimated useful lives.  Significant judgment is involved in projecting future operating results. If impaired, the Company would write the asset down to its estimated fair market value. As of December 31, 2008 and 2007, the Company did not have any significant long-lived assets.

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

Deferred Revenue

We record amounts billed and received, but not earned, as deferred revenue. These amounts are recorded as short-term or long-term liabilities on the accompanying consolidated balance sheets based on the date such amounts will be recognized as income.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 5.  At December 31, 2008, the fair value of the derivative liabilities associated with these securities was as follows:

Convertible Debt	$420,298
Convertible Debt Warrants	393,659
Placement and Finder Warrants	5,269
$819,226

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  At December 31, 2008, all derivatives are classified as long-term.

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

For the years ended December 31, 2008 and 2007, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  We record (or will record) revenue under the DRL Agreement as follows:

Advance Fees — The DRL Agreement calls for non-sales milestone payments based on the accomplishment of certain events including the launch of the product.  We believe that the payment of these fees and our continuing performance obligation related to supplying EpiCeram® are an integrated package.  Accordingly, we record receipt of advance fees as deferred revenue and recognize revenue systematically over the periods that the fees are earned.  We are recognizing revenue on a straight-line basis over the period of our performance obligations under the DRL Agreement (20 years).

Product Sales — Our supply price under the DRL Agreement consists of two components; (i) our cost of producing EpiCeram® (the “Cost Component”) and (ii) a percentage of EpiCeram® “net sales” (as defined in the DRL Agreement) (the “Net Sales Component”).  We recognize revenue for the Cost Component when title passes to DRL (upon delivery) subject to certain true up adjustments as provided for in the DRL Agreement.  We recognize the Net Sales Component once the amount can be reliably estimated based upon reports provided by DRL or when payment is received if reliable estimates cannot be provided.

Net Sales Milestones — The DRL Agreement provides for the payment of milestone payments based on cumulative net sales over the life of the agreement.  We will recognize revenue from net sales milestones once the amount can be reliably estimated based upon reports provided by DRL or when DRL communicates to us that an additional milestone payment has been triggered if reliable estimates cannot be provided.

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

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of the provisions of FIN 48 had no impact on our financial statements.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability.  Since we have not recorded a liability at December 31, 2008, there is no impact to our effective tax rate.  We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Years ended December 31,
	2008	2007

Warrants	10,842,609	6,146,477
Options	5,796,750	4,805,750
Convertible debt	11,359,407	5,479,102
Preferred stock	315,000	1,375,000

Concentration of Credit Risk and Significant Customer

Our financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and accounts receivable.  We maintain our cash and cash equivalents in bank accounts which exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe that our bank is well capitalized and has not been significantly impacted by the recent banking crisis.  As of December 31, 2008, our bank is reporting an Aaa credit rating from Moody’s Investor Service (the highest possible rating) and an AA+ rating from Standard and Poor’s Rating Services (the highest rating given to a U.S. bank).  Accordingly,we believe we are not exposed to significant credit risk on cash and cash equivalents.

As of December 31, 2008, Promius Pharmaceuticals (“Promius”), a wholly owned subsidiary of DRL, is our sole customer.  Accordingly, for the years ended December 31, 2008 and 2007, 100% of our revenue is from Promius.  Additionally, our entire trade accounts receivable balance at December 31, 2008 is due from Promius.  To date, we have not experienced any bad debts from Promius and all receivables have been collected in a timely manner.  While DRL does not report separate Promius financial results, we have reviewed the financial condition of DRL and based on that analysis believe they have the financial wherewithal to fulfill their payment obligations.  We will continue to evaluate the financial condition of DRL on a periodic basis.  We currently do not believe that this represents a significant collections risk.  Considerable management judgment is involved in estimating bad debts.

Segment Information

We operate in one business segment, as determined in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.  The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performances.  All of our operations are located in the United States.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  For the years ended December 31, 2008 and 2007, there were no differences between net loss and comprehensive loss.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to the short term maturities of these instruments.  The convertible debt securities and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

	Years ended December 31,
	2008	2007
Interest	$513,364	$592,639
Income taxes	—	—

Supplemental disclosures of noncash investing and financing activities:

	Years ended December 31,
	2008	2007

Conversion of accrued interest to common stock	$40,000	$75,919
Accrual of preferred stock dividends	80,000	160,000
Conversion of preferred stock and accrued dividends into common stock	240,000	—
Conversion of debt to common stock	—	179,828
Debt discount converted to additional paid in capital	—	42,412
Debt placement costs converted to additional paid-in capital	—	13,112
Derivative liability converted to additional paid-in capital	—	64,800
Common stock issued for service agreement	—	122,000
Preferred stock issued for service agreements	—	843,750

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to materially impact our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. We do not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on our consolidated financial statements. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements unless we enter into business acquisitions in the future.

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America.  The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates.  The statement was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”).  The FSP amended SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted SFAS No. 157 on January 1, 2008, and it is being applied prospectively by us for any fair value measurements that arise.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  We adopted SFAS No. 159 on January 1, 2008. This statement did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The implementation of SFAS 161 will not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have an effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of FAS 163 will have any impact on our consolidated financial statements.

(4)   DETAIL OF CERTAIN ACCOUNTS

Set forth below is detail of certain accounts as of and for the two years ended December 31, 2008 and 2007:

Prepaid expenses and other

	2008	2007
Prepaid investor relations	$—	$577,030
Prepaid insurance	47,924	54,334
Prepaid license fees	7,500	28,333
Prepaid offering costs and other	36,344	7,500
	$91,768	$667,197

Other accrued liabilities

	2008	2007
Accrued interest	$11,694	$121,778
Accrued director fees	52,500	—
Accrued vacation	64,906	49,692
Accrued billing adjustments	36,061	—
Insurance financing note	25,330	17,793
Accrued legal fees	56,956	10,000
Accrued advisory board fees	15,829	9,162
Accrued royalties	23,304	—
Accrued preferred stock dividends	—	160,000
Accrued investor relations	—	35,000
Accrued clinical testing	—	20,406
Accrued consulting	—	11,000
Other	2,551	11,380
	$289,131	$446,211

Interest expense, net

	2008	2007
Amortization of debt discount	$1,485,961	$2,808,205
Fair value adjustment to exercise price of convertible debt and warrants	6,450,384	1,958,987
Interest on debt	925,360	743,802
Amortization of debt placement costs	—	526,369
Fair value of warrants issued for amending debt agreements	920,091	275,600
Other (income) expense, net	(5,896)	4,748
Interest income	(17,969)	(113,393)
	$9,757,931	$6,204,318

(5)   CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding during the years ended December 31, 2008 and 2007 is as follows:

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

During the year ended December 31, 2008, we recorded the fair value of the Fourth Amendment as a charge to interest expense and a corresponding increase to derivative liability on the accompanying consolidated financial statements.  We used the Black-Scholes option pricing model to determine fair value.  The fair value of the Fourth Amendment is comprised of the following:

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

Events of default under the 2006 Debentures include; failure to make a redemption or interest payment as scheduled; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one related transaction or a series of related transactions; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.  Additionally, we are prohibited from paying cash dividends on any equity security (except for Series A Preferred Stock) while the 2006 Debentures are outstanding.

Purchasers of the 2006 Debentures received five-year warrants exercisable to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed both above and below, the exercise price and number of shares underlying the warrants have been adjusted several times.  As a result of these adjustments, the exercise price of the 2006 Debenture warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 3,443,053.

We also issued to placement agents seven-year warrants exercisable to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share (the “Agent Warrants”) and paid them cash commissions of $425,000.

The 2006 Debentures originally required monthly redemption payments to commence on December 1, 2007.  On November 30, 2007, the holders of the 2006 Debentures agreed to amend the terms of the debentures to extend the first monthly redemption payment date to the earlier of (i) June 30, 2008 or (ii) the date that we received in excess of $3,000,000 in gross proceeds from the sale of debt or equity securities (the “Second Amendment”).  As consideration for the Second Amendment, we agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  We evaluated the Second Amendment in the context of EITF 96-19.   Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the 2006 Debentures as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the Second Amendment was considered the issuance of a new debt instrument.  We recorded the amended 2006 Debentures at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended 2006 Debentures and the fair value of the 2006 Debentures prior to the amendment was recorded as a loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2007.

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

For the years ended December 31, 2008 and 2007, we amortized $1,057,470 and $1,501,359, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying consolidated statements of operations.

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs.  The Agent Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs.  Debt placement costs, which totaled $938,380, were being amortized on a straight-line basis over the three year life of the 2006 Debentures.  In connection with the Second Amendment described above, the outstanding unamortized debt offering cost balance of $629,792 was written off and was included in the loss on extinguishment of debt described above.  Accordingly, there has been no amortization of debt placement costs during 2008.  There were no offering costs associated with the Second Amendment.  For the year ended December 31, 2007, we amortized $286,726 of debt placement costs which is included in interest expense in the accompanying consolidated statements of operations.

The 2006 Debentures originally required us to execute a third party commercialization transaction for EpiCeram® by June 30, 2007.  On June 29, 2007, the investors agreed to extend the date to August 15, 2007 (the “First Amendment”).  As consideration for this amendment, we issued to the investors five- year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “First Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.  As a result of several adjustments (most recently the Fourth Amendment), the exercise price of the First Amendment Warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 1,125,000.

During the year ended December 31, 2008, $334,950 of accrued interest was added to 2006 Debenture principal balance.

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

•                  Extended the expiration date of the Convertible Note Warrants to December 31, 2011;

•                  Established a quarterly redemption requirement beginning June 30, 2009 (the “Quarterly Redemption Amounts”) ;

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

During the year ended December 31, 2008, we recorded the fair value of the August 2008 Amendment as a charge to interest expense and a corresponding increase to derivative liability on the accompanying consolidated financial statements.  We used the Black-Scholes option pricing model to determine fair value.  The fair value of the August 2008 Amendment is comprised of the following:

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

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the First Amendment Warrants to $.96 per share.  For years ended December 31, 2008 and 2007, we recorded $2,624,629 and $1,958,987, respectively, for the fair value of the reductions in conversion price resulting from milestone defaults which is included in interest expense on the accompanying consolidated statements of operations with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

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

In addition, purchasers of the Convertible Notes received warrants exercisable to purchase an aggregate of 780,488 shares of our common stock at an exercise price of $2.255 per share (the “Convertible Note Warrants”).  As a result of the August 2008 Amendment, the warrant shares have been increased by 1,326,219 shares and the exercise price reduced to $.80 per share (except for 48,780 warrants held by a holder that previously converted all of their Convertible Notes). We also issued to a placement agent and finder, five-year warrants exercisable to purchase an aggregate of 156,098 shares of common stock at an exercise price of $2.05 per share (the “Placement and Finder Warrants”) and paid them cash commissions of $320,000.

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

The Convertible Notes originally matured on November 28, 2007.  On November 28, 2007, the holders of the Convertible Notes agreed to amend the terms of the notes to extend the maturity date to June 30, 2008.  As consideration for this amendment, we agreed to increase the outstanding principal balance of the Convertible Notes by 10% ($282,017).  We evaluated this amendment in the context of EITF 96-19.  Pursuant to the guidance of EITF 96-19, the amendment was considered a major modification of the Convertible Notes as the present value of the cash flows under the terms of the amended debt instrument was greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  As a result, the amended Convertible Notes were considered the issuance of a new debt instruments.  We recorded the amended Convertible Notes at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended Convertible Notes and the fair value of the Convertible Notes prior to the amendment was recorded as a loss on extinguishment of debt during the year 2007.

For the years ended December 31, 2008 and 2007, we amortized $428,491 and $1,290,179, respectively, of debt discount associated with the Convertible Notes and Convertible Note Warrants which is included in interest expense in the accompanying consolidated statements of operations.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs.  The Placement and Finder Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, were amortized on a straight-line basis over the original two year life of the Convertible Notes. Accordingly, we did not amortize any debt placement costs during 2008.  For the year ended December 31, 2007, we amortized $239,643 of debt placement costs which is included in interest expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, holders converted $40,000 of accrued interest into 50,000 shares of common stock.  During the year ended December 31, 2007, holders converted $129,828 of Convertible Notes and $68,669 of accrued interest into 100,000 shares of common stock.  Further, during the year ended December 31, 2008, $150,386 of accrued interest was added to the Convertible Note principal balance.

Maturities of the 2006 Debentures and Convertible Notes are as follows as of December 31, 2008:

Year	Amount
2009	$—
2010	1,104,123
2011	7,983,402
Thereafter	—
9,087,525
Less debt discount	(1,586,210)
$7,501,315

(6)   STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

Series A Preferred Stock

In connection with our merger transaction with Ceragenix Corporation in May 2005 (the “Merger”), the Board authorized the issuance of 1,000,000 shares of Preferred Stock to Osmotics. The issuance of the Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Preferred Stock had a stated value of $4.00 per share and accrued dividends at a rate of 6% per annum. In May 2008, all of the Preferred Stock and $240,000 of accrued dividends were converted into 1,304,569 shares of common stock.

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

Series B Preferred Stock

The Board has also authorized the issuance of 375,000 shares of Series B Preferred Stock (“Series B”).  Series B has a stated value of $2.25 per share and does not accrue dividends.  Series B is convertible into 375,000 shares of the Company’s common stock at the option of the holder.  In the event of liquidation, Series B ranks junior to all debt of the Company.

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the life of the agreement.  For the years ended December 31, 2008 and 2007, we amortized $450,000 and $225,000, respectively, which is included in general and administrative expense on the accompanying consolidated statements of operations.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the life of the agreement.  For the years ended December 31, 2008 and 2007, we amortized $119,531 and $49,219, respectively, which is included in general and administrative expense on the accompanying consolidated statements of operations.

During 2008, holders converted 60,000 shares of Series B into 60,000 shares of common stock.

Common Stock

In March 2007, we entered into an agreement with an investor relations firm to provide certain services over a six month period.  Under the terms of the agreement, we issued 50,000 shares of common stock as consideration for the services.  We valued these shares at $122,000 which represents the closing price of our common stock on the date of the agreement multiplied by the number of shares issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to additional paid in capital.  We amortized the prepaid expense over the life of the agreement which is included in general and administrative expense on the accompanying consolidated statements of operations for the year ended December 31, 2007.

During the year ended December 31, 2008, we issued 50,000 shares of common stock upon the conversion of $40,000 of accrued interest.  During the year ended December 31, 2007, we issued 16,883 shares of common stock in exchange for $16,883 upon the exercise of certain common stock purchase warrants.

Equity Incentive Plan

On May 29, 2008, our shareholders approved the Ceragenix Pharmaceuticals, Inc. 2008 Omnibus Incentive Plan (the “2008 Plan”).  The purpose of the 2008 Plan is to enhance our ability to attract and retain officers, directors, key employees and other persons, and to motivate such persons to serve the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, and cash bonus awards.  Stock options granted under the 2008 Plan may be non-qualified stock options or incentive stock options, except that stock options granted to outside directors and any consultants or advisors shall in all cases be non-qualified stock options.  The 2008 Plan is administered by the Compensation Committee of the Board.  The number of common shares reserved for issuance under the 2008 Plan is 3,000,000.  In June 2008, the Compensation Committee awarded 699,000 incentive stock options and 192,000 non qualified stock options under the 2008 Plan.  There have been no other awards issued under the 2008 Plan.

For the years ended December 31, 2008 and 2007, we recorded compensation expense related to employee stock options of $806,402 and $777,700, respectively.  The stock option compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.  The weighted average fair value of stock options at the date of grant issued to employees during the years ended December 31, 2008 and 2007 was $.36 and $1.01 per share, respectively.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2008 and 2007:

Year Ended December 31, 2008
Volatility	50% - 51%
Dividend yield	0%
Risk-free interest rate	2.4% - 3.2%
Expected term (years)	5.0

Year Ended December 31, 2007
Volatility	50% - 96%
Dividend yield	0%
Risk-free interest rate	4.6% - 4.9%
Expected term (years)	6.0

The expected volatility was based on the historical price volatility of our common stock.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options.  We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate.  During 2008, the expected term of stock options represents management’s estimation of the period of time that the stock options granted are expected to be outstanding.  During 2007, the expected term used by management was calculated per the guidance of SAB 107 “Share-Based Payment” (“SAB 107”) for “plain-vanilla” options.

A summary of stock option activity for the year ended December 31, 2008 is presented below.  Except for 699,000 shares, all options presented below are non-qualified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2007	4,805,750	$1.65
Options granted	991,000	$.76
Options exercised	—	—
Options canceled	—	—
Outstanding at December 31, 2008	5,796,750	$1.50	6.9 years	$—
Exercisable at December 31, 2008	4,036,417	$1.59	6.5 years	$—

The total fair value of stock options that vested during the years ended December 31, 2008 and 2007 was $894,741 and $598,981, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $0 as there were no options exercised during these periods.  As of December 31, 2008, we had $845,361 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.9 years.

In January 2007, we issued stock options to a new scientific advisory board member to acquire 15,000 shares of common stock at $2.37 per share.  We valued this grant at $17,295 using the Black-Scholes pricing model.  The compensation is being recorded to general and administrative expense over the three year vesting period of the options.  For the years ended December 31, 2008 and 2007, we recorded $16,779 and $26,987, respectively of deferred compensation.

There were no stock options granted to scientific advisory board members in 2008.

Warrants

In December 2008, we entered into an agreement with a financial advisor whereby we agreed to issue warrants to acquire 200,000 shares of common stock as partial compensation for the services.  The warrants have an exercise price of $.80 per share and expire in December 2013.  The warrants were valued at $17,600 using the Black-Scholes option pricing model.  We are amortizing the cost of the warrants on a straight line basis over the one year term of the agreement.  For the year ended December 31, 2008, we amortized $1,467 which is reflected in general and administrative expense on the accompanying consolidated statements of operations.

In August 2006, we entered into an agreement with an investor relations firm whereby we were obligated to issue warrants as compensation for their services.  Under the terms of the agreement, warrants to purchase 10,000 shares of common stock vested each month the agreement was effective.  The exercise price of the warrants is $2.25 per share.  Further, warrants to acquire 25,000 shares of common stock at $2.25 per share were to vest in the event we consummated a financing transaction (as defined in the agreement) within 75 days of the effective date of the agreement (the “Financing Trigger Warrants”).  We did not consummate a financing transaction during this period.  However, in February 2007, our Board approved vesting the Financing Trigger Warrants.  During the years ended December 31, 2008 and 2007, we recorded $0 and $64,690, respectively, to reflect the cost of the warrants that vested during this period which is included in general and administrative expense on the accompanying consolidated statements of operations.  We utilized the Black-Scholes option pricing model to determine the fair value of the vested warrants.  We terminated this investor relations agreement effective April 16, 2007.

For a description of warrants issued in connection with debt transactions please see Note 5.

(7)   INCOME TAXES

Income tax expense (benefit) consists of the following:

Years Ended December 31,
	2008	2007
Current tax expense (benefit)
Federal	$—	$—
State	—	—
Deferred tax expense (benefit)
Federal	—	—
State	—	—
	—	—
Income tax expense(benefit)	$—	$—

A reconciliation of the statutory federal income tax rate to the income tax benefit is as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	3.01%	3.68%
Nondeductible expenses and other	(8.46)%	(2.69)%
Valuation allowance	(28.55)%	(34.99)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$5,040,611	$3,893,619
Accrued expenses and other	1,773,885	838,932
Total deferred tax assets	6,814,496	4,732,551

Deferred tax liabilities:	—	—
Net deferred tax assets before valuation allowance	6,814,496	4,732,551
Valuation allowance	(6,814,496)	(4,732,551)

Net deferred tax	$—	$—

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

Total deferred tax assets and the valuation allowance increased by $2,081,945 million during 2008.  As of December 31, 2008, we had an estimated NOL carryforward of approximately $13.3 million for federal income tax purposes which is available to offset future taxable income, if any, through 2028.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

(8)   FAIR VALUE

On January 1, 2008, we adopted the provisions of SFAS 157 on a prospective basis for our financial assets and liabilities. SFAS 157 requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

•                Level 1—Quoted prices in active markets for identical assets or liabilities.

•                Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2008.  We had no financial assets subject to fair value measurement at December 31, 2008.

		Fair Value Measurements at December 31, 2008 Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Debt conversion features	$420,298	—	—	$420,298
Warrant obligation	398,928	—	—	398,928
Total derivative liabilities	$819,226	—	—	$819,226

The following table presents the changes in fair value for liabilities that have no significant observable inputs (Level 3):

Level 3 Convertible Debt And Warrant Obligations
Balance at January 1, 2008	$1,758,249
Gains on fair value	(8,309,499)
Reductions in conversion and exercise prices included in interest and other, net	6,450,385
Additional warrants issued included in interest and other, net	920,091
Balance at December 31, 2008	$819,226

(9)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires quarterly research and development support fees of $22,500 and earned royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement)  on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty which commenced in calendar year 2008.  The minimum annual royalty is $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the years ended December 31, 2008 and 2007, we were charged $75,678 and $46,068, respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying consolidated statements of operations.  The term of the BYU license is for the life of the underlying patents which expire commencing in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement.  The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from sub-licensed products are subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During years ended December 31, 2008 and 2007, we were charged $14,440 and $12,296, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying consolidated statements of operations.

Osmotics Sublicense Agreement

We obtained our rights to the UC Agreement pursuant to the technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to Ceragenix Corporation.  In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement called for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.  For the years ended December 31, 2008 and 2007, licensing fees have been reduced by $25,000 for the portion of the minimum royalty borne by Osmotics.  During the year ended December 31, 2008, Osmotics’ revenues from products utilizing the Barrier Repair technology resulted in royalties exceeding their portion of the minimum royalty.  As a result, we have recorded a receivable of $16,202 from Osmotics for the royalties owed under the UC Agreement that we will be required to remit on their behalf.

In March 2008, Osmotics informed us that it could not reimburse the Company for its portion ($25,000) of the minimum annual royalty that was due in March 2008.  The Company and Osmotics agreed to settle this receivable by having Ceragenix withhold monthly payments under the Shared Services Agreement (defined below) beginning April 1, 2008 until such time that the outstanding balance of $25,000 was fully realized.  The balance was paid in full during 2008.

The Sublicense Agreement also required Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  For the years ended December 31, 2008 and 2007, we charged Osmotics $7,716 and $4,770, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying consolidated statements of operations.   Additionally, the Sublicense Agreement granted us the right, at our sole option, to purchase the formulation for Triceram®, a non prescription product sold by Osmotics using the Barrier Repair technology.  The purchase price is $616,000 of which $100,000 was previously paid during 2006. Under the terms of the DRL Agreement, we were required to purchase the Triceram® formulation by November 2008.  We did not purchase Triceram® during 2008 as we did not have sufficient capital resources to do so.   However, as described further below, we purchased Triceram® subsequent to yearend.

In April 2008, the Sublicense Agreement was amended as follows:

•                  On the date we exercise the Triceram® purchase option , the payment obligation was to convert to a 12 month note requiring equal monthly principal payments and bear interest at an annual rate of 9.5%; and

•                  In the event that we raised at least $12 million in gross debt or equity proceeds prior to or during the period of the note, the outstanding balance was to become due and payable in a lump sum.

In October 2008, we terminated the Sublicense Agreement.  However, subsequent to December 31, 2008, we reinstated the Sublicense Agreement (effective October 14, 2008), negotiated an amendment with Osmotics (the “Second Amendment”), and exercised our purchase option for Triceram®.  Key terms of the Second Amendment are as follows:

•                  The payment terms to purchase Triceram® were revised as follows:

•                  $16,202 is payable upon exercise of the purchase option;

•                  Monthly payments of $10,000 commence on April 1, 2009 and continue until such time that we receive at least $3,500,000 in aggregate net proceeds (as defined in the amendment) from debt or equity transactions and/or upfront and/or milestone payments under commercialization transactions for EpiCeram® or Ceragenins™ ;

•                  Monthly payments of $40,000 commencing the month following meeting the $3,500,000 net proceed threshold; and

•                  In the event of certain terminations after a change of control in the Company, or in the event that the Company receives at least $10 million in net proceeds, the outstanding balance shall become payable in a lump sum.

•                  Osmotics will no longer be responsible for reimbursing us for 50% of all legal expenses under the UC Agreement; and

•                  Osmotics will no longer be responsible for paying ½ of the minimum annual royalty under the UC Agreement.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics resources rather than procure them on our own.  Accordingly, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology.  The charge for such services is $5,000 per month.  The Shared Services Agreement has been extended until December 31, 2009.  The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects.  In the event that our officers spend any time on the business of Osmotics, we charge Osmotics for the cost of these services which is offset against the monthly charge described above.

For the years ended December 31, 2008 and 2007, we recorded $60,000 and $59,706, net, respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying consolidated statements of operations.

Short-Term Loan

In January 2008, we loaned Osmotics $50,000 under a promissory note agreement.  The promissory note bears interest at an annual rate of 9.5%.  The principal amount of the promissory note, along with any unpaid accrued interest, was payable in April 2008, but at the Company’s option could be applied to the purchase price of Triceram®.  The loan was made at the request of Osmotics and approved by the disinterested members of our BOD. During 2008, Osmotics made a principal payment of $25,000.

In April 2008, the promissory note was amended to extend the maturity date to November 2008 and require repayment to be made by applying the outstanding balance to the purchase price of Triceram®.  As noted above, we did not purchase Triceram® in November 2008.  Accordingly, the loan was not repaid in November 2008.  As of December 31, 2008, the outstanding principal and accrued interest totaled $27,933.  Subsequent to December 31, 2008, the loan and accrued interest thereon, was applied to the purchase of Triceram® described above.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any material litigation.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Management’s report is included under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The name, age, and position with our company of each director and executive officer is as follows:

Name	Age	Position	Director/Officer Since
Steven S. Porter	59	Chief Executive Officer, Chairman and Director	2005
Jeffrey S. Sperber	44	Chief Financial Officer and Director	2005
Carl Genberg	57	Senior Vice President	2005
Russell L. Allen	62	Vice President of Corporate Development	2005
Alberto J. Bautista	58	Director	2005
Michel Darnaud	58	Director	2005
Philippe J.C. Gastone	54	Director and Chair of Compensation Committee	2005
Cheryl A. Hoffman-Bray	52	Director and Chair of Audit Committee	2005

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

Alberto J. Bautista was elected as a director of our company in June 2005. Mr. Bautista has been a Sector Partner for 3i, an international private equity firm, since October 2006.  From January 2004 until October 2006, Mr. Bautista worked as the Founder and Principal Consultant of AJB Consulting since January 2004. AJB Consulting was a health care consulting practice based in Singapore, focused on small and medium-sized companies in the life science, medical device, and biotech spaces. From June 1975 to December 2003 he worked at Baxter International in various senior executive positions, including as Vice President and Consultant of Global Renal at Baxter Japan, President of the Asian Division of Baxter Healthcare, President of Worldwide Exports for Baxter World Trade, and General Manager of various branch locations. Mr. Bautista received his M.S. in Management at the Sloan School (Massachusetts Institute of Technology) and his B.S. in Industrial Engineering at the University of the Philippines.

Michel Darnaud was elected as a director of our company in June 2005. Since February 2008, he has served as President of the Cardiopulmonary Business Unit and Intercontinental for Sorin (Italy).  From October 2005 through January 2008, Mr. Darnaud served as Consultant - Medical Technology for Europe with Spencer Stuart (Paris).  He served as President of the European Division (Paris) of Boston Scientific Corporation, a producer of medical device products, from 1998 through June 2005. From 1992 until 1997, he worked for Baxter International. Mr. Darnaud was the European President of the Baxter Cardio Vascular Group from 1996 until 1997. From 1994 to 1996 he served as the Vice President of the Renal Division; and from 1992 to 1994 he served as the Area Vice President of the Renal Division. During 1991, Mr. Darnaud served as the General Manager of Diagnostica Stago, a company that manufactures specialty diagnostic products. From 1977 to 1990, he worked with Baxter International. Mr. Darnaud has been a member of the European Medical Device Industry Association since 2002 and its President since October 2004. He graduated from Ecole des Hautes Etudes Commerciales du Nord in 1973.

Philippe J.C. Gastone was elected as a director of our company in June 2005. Since October 2008, he has served as Managing Director, Investment Banking for Violy and Company.  From May 2008 to October 2008, Mr. Gastone served as Corporate Director, Development and Mergers & Acquisitions for Votorantim (Brazil).  From February 2008 through May 2008, Mr. Gastone served as an independent consultant.  From September 2000 until February 2008 he served as the Senior Vice President in Charge of Corporate Business Development for Europe and Americas of Cemex. From 1999 to 2000, he served as a partner of Dome & Cie, a French investment bank. From 1997 to 1999, Mr. Gastone served as a director of Merrill Lynch (London and Paris). From 1994 to 1997, he was the Executive Director, in charge of the Mergers and Acquisitions Origination Group for Europe, of Union Bank of Switzerland (London). From 1984 to 1994, Mr. Gastone worked at Booz, Allen & Hamilton, focusing on strategy and mergers & acquisitions advisory. From 1977 to 1982, he worked as a consultant for The Boston Consulting Group. In 1983, Mr. Gastone received his MBA from INSEAD in Fontainebleau, France in 1983. He graduated from the Ecole des Hautes Etudes Commerciales in 1977 with a BA.

Cheryl A. Hoffman-Bray was elected as a director of the Company in June 2005. Since August 2006, Ms. Hoffman-Bray has served as the Chief Financial Officer and Vice President of the Education Development Center, Inc., a non-profit organization that manages projects addressing world wide education and health care needs.  From October 2004 through March 2006, she served as the Senior Advisor to the Executive Dean of Harvard University.  She served as the Dean of Finance and Chief Financial Officer of Harvard’s Faculty of Arts and Sciences from March 2000 until October 2004. Ms. Hoffman Bray served as Chief Financial Officer and Senior Vice President of Finance at the Beth Israel Deaconess Medical Center in Boston, Massachusetts from May 1998 to May 1999, and from October 1996 until May 1998, she served as the Medical Center’s Vice President of Finance. Prior to its merger with Beth Israel, Ms. Hoffman Bray served as the Senior Vice President and Chief Financial Officer of the New England Deaconess Hospital beginning in January 1995. From June 1984 to December 1994, she worked for Albany Memorial Health Systems, Inc., serving as their Vice President and Chief Financial Officer from July 1989 until December 1994 and as the Controller and Director of Fiscal Services from June 1984 until July 1989. From 1980 until May 1984, she was employed by Coopers & Lybrand.  Ms. Hoffman Bray graduated from the State University of New York at Albany 1979 with a Bachelor of Science in Accounting and received her Master of Science from the University in 1980. Ms. Hoffman Bray is a director of the Boston Club and a director of the Harvard Cooperative Society.

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Directors are elected by a plurality of the shareholders at annual or special meetings of shareholders held for that purpose.  In connection with our acquisition of Ceragenix Corporation, we issued to Osmotics an aggregate of 11,191,768 shares of our common stock and 1,000,000 shares of non-voting Series A Preferred Stock.  In May 2008, Osmotics converted all shares of the Series A Preferred Stock and $240,000 in accrued dividends into 1,304,569 shares of common stock. There have been no material changes to the way in which shareholders may recommend nominees to the board of directors.

Effective November 7, 2005, Osmotics adopted a Plan of Distribution pursuant to which it plans to exchange approximately 12,004,569 shares of our common stock for shares of its common stock or preferred stock.  As part of that Plan of Distribution, Osmotics entered into an escrow agreement with Corporate Stock Transfer, Inc. as Escrow Agent to hold the 12,004,569 shares of common stock.  Under the terms of the escrow agreement, Osmotics concurrently granted to our Board an irrevocable proxy to vote all of the escrowed shares.  As a result of this series of transactions, our Board in effect, exercises voting control over future elections of members of our Board until such time as Osmotics completes its exchange transaction.

The holders of certain convertible notes have the right to appoint one member to our Board.  As of the date of the Report 10-K, they have not exercised this right.

Scientific Advisory Board

Peter Elias, M.D., Professor of Dermatology at the University of California, San Francisco.

Henry F. Chambers, M.D., Professor of Medicine, University of California, San Francisco and Chief, Division of Infectious Diseases, San Francisco General Hospital.

Richard Gallo, M.D., Professor of Medicine and Pediatrics, and Chief of Division of Dermatology, University of California, School of Medicine.

Tomas Ganz, Ph.D.,M.D., Professor of Medicine and Pathology, and Director, Will Rogers Pulmonary Research Laboratory, David Geffen School of Medicine, University of California, Los Angeles.

Sean P. Gorman, Ph.D., Head of School and Chair in Pharmaceutical Microbiology, Queens University, Belfast, U.K.

Donald Y. M. Leung, Ph.D.,M.D., Professor and Head of Pediatric Allergy-Immunology at The National Jewish Medical and Research Center, Denver, Colorado.

Michael S. Niederman, M.D., FACP, FCCP, FCCM, Professor of Medicine and Chairman of the Department of Medicine at the State University of New York, Stony Brook, and Chairman of the Department of Medicine at Winthrop Hospital, Mineola, New York.

Michael J. Rybak, PharmD, MPH, FCCP, FIDSA, Associate Dean for Research, Professor of Pharmacy at the Eugene Applebaum College of Pharmacy and Sciences, and an Adjunct Professor of Medicine in the Division of Diseases at the School of Medicine at Wayne State University, Detroit, Michigan.

Board and Committee Information

During the Company’s 2008 fiscal year, the Board of Directors conducted four regular meetings (two in person meetings and two telephonic meetings). The Board consists of six members of whom four (Ms. Hoffman-Bray and Messrs. Bautista, Gastone, and Darnaud) are independent directors as defined under the rules promulgated by the SEC and the Nasdaq Stock Market.  The Board also took six actions by written consent. Each director attended more than 75% of the total number of meetings of the Board and Committees on which he or she served. It is not the policy and practice of the Company that all directors and all nominees for election to the Board attend the Annual Meeting of Stockholders. Messrs. Porter and Sperber attended the annual meeting of shareholders in 2008.  The standing committees of the Board of Directors are the Audit and Compensation Committees.

Audit Committee

The Company’s Audit Committee (“Audit Committee”) is comprised of Ms. Hoffman-Bray and Messrs. Gastone and Darnaud, all of whom are independent directors under the rules promulgated by the SEC and the Nasdaq Stock Market.  The Audit Committee reviews the independent public accountants’ reports and audit findings, the scope and plans for future audit programs, independence of the independent accountants, and annual financial statements.  The Audit Committee also recommends the choice of independent public accountants to the full Board.  The Audit Committee has the sole authority to retain and terminate the Company’s independent public accountants, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by the Company’s independent public accountants. Nine Audit Committee meetings were held in 2008.  The Company’s Board of Directors has adopted a written charter for the Audit Committee, which is available on the Company’s web site at www.ceragenix.com under the Investor Relations section.  The Board of Directors has determined that Ms. Hoffman-Bray and Mr. Gastone are “audit committee financial experts,” as defined under SEC rules, and satisfy the Nasdaq financial sophistication requirements, as a result of their knowledge, abilities, and experience.

Compensation Committee

The Company’s Compensation Committee (“Compensation Committee”) is currently comprised of Messrs. Bautista, Darnaud and Gastone, all independent directors.  The Compensation Committee reviews and makes recommendations to the Board concerning the compensation paid to the Company’s officers.  The Compensation Committee held two meetings in 2008.  The Company’s Board of Directors has adopted a written charter for the Compensation Committee, which is available on the Company’s web site at www.ceragenix.com under the Investor Relations section.

Nominating Committee

The Company does not currently have a Nominating Committee.  The Company has not added any new directors since June 2005 and accordingly has not had a need for a Nominating Committee.   In the event that the Company determined it was desirable to add a new director, the entire Board of Directors would oversee the process of identifying potential directors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to its officers, directors, and employees, which includes the principal executive officer, principal financial officer and principal accounting officer.  The Code is available on the Company’s website at www.ceragenix.com under the Investor Relations section.  The purpose of the Code is to provide legal and ethical standards to deter wrongdoing and to promote:

1.                     Honest and ethical conduct;

2.                     Full, fair, accurate, timely, and understandable disclosures;

3.                     Compliance with laws, rules, and regulations;

4.                     Prompt internal reporting of violations of the Code; and

5.                     Accountability for adherence to the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, our directors, and persons who own more than ten percent of a registered class of our equity securities, to file changes in ownership on Form 4 or Form 5 with the SEC. These executive officers, directors, and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of these forms, we believe that all Section 16(a) reports applicable to our executive officers, directors, and ten-percent stockholders with respect to reportable transactions during the year ended December 31, 2008 were filed on a timely basis, with the exception of the following: Steven S. Porter, Chief Executive Officer, Jeffrey S. Sperber, Chief Financial Officer and Secretary, Carl Genberg, Senior Vice President, Russell Allen, Vice President, Alberto Bautista, Director, Cheryl Hoffman-Bray, Director, Michel Darnaud, Director and Philippe Gastone, Director, each filed a Form 4 on June 13, 2008 to report a grant of stock options on June 6, 2008.

Report of the Audit Committee

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings made by the Company under those statutes, the following report shall not be deemed to be incorporated by reference into any prior filings nor future filings made by the Company under those statutes.

The Audit Committee of the Board of Directors has oversight responsibility for the Company’s financial reporting processes and the quality of its financial reporting. In reporting this oversight function, the Audit Committee relied upon information and advice received in discussions with the Company’s management and with the auditors, GHP Horwath P.C.

Management has the primary responsibility for the system of internal controls and the financial reporting process.  The independent accountants have the responsibility to express an opinion on the financial statements based on an audit conducted in accordance with generally accepted auditing standards.  The Audit Committee has the responsibility to monitor and oversee these processes.

In connection with the December 31, 2008, financial statements, the Audit Committee: (1) reviewed and discussed the audited financial statements with management including the quality of the accounting principles applied and significant judgments used in preparing the Company’s financial statements, (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 61, including the independent auditor’s judgment of accounting principles applied and significant judgments used in preparing the Company’s financial statements, and (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1 (Communication with Audit Committee) and discussed with the auditors the independence of GHP Horwath P.C. Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Audit Committee of the Board of Directors:

Cheryl Hoffman-Bray, Chairperson

Michel Darnaud

Philippe Gastone

Item 11.                 Executive Compensation

Overview of Compensation Policies

Compensation of the Company’s executive officers is determined by the Board.  The Compensation Committee is responsible for considering specific information and making recommendations to the full Board with respect to compensation matters.  The Compensation Committee voting membership is comprised of Messrs. Bautista, Darnaud and Gastone (three independent directors). The Compensation Committee’s consideration of and recommendations regarding executive compensation are guided by a number of factors described below.  The objectives of the Company’s total executive compensation package are to attract and retain the best possible executive talent, to provide an economic framework to motivate the Company’s executives to achieve goals consistent with the Company’s business strategy, to provide an identity of interests between executives and stockholders through employee compensation plans, and to provide a compensation package that recognizes an executive’s individual results and contributions in addition to the Company’s overall business results.

During 2008 there were three key elements used to compensate the Company’s executives consisting of base salary, stock options and cash bonuses.  The Compensation Committee makes its recommendation to the Board regarding salary levels of officers and key employees, stock options and cash bonus awards based on information derived from a third party survey.  The Board reviews management’s future goals and strategies at least yearly to ensure that they are aligned with those of the stockholders and that they provide a sound growth platform that will enhance stockholder value in both the long and short term. In making its recommendations concerning executive compensation, the Committee reviews individual levels of responsibility, scope and complexity of the executive’s position and an evaluation of each individual’s role and performance in advancing the business strategies of the Company. The individual’s and Company’s performance are compared to the executive salary ranges for other companies of similar size and industry.

The Compensation Committee recommends to the Board compensation levels for the Chief Executive Officer, the Chief Financial Officer and other executive officers of the Company. In reviewing individual performance of executives, the Compensation Committee takes into account the full compensation package of each individual, including past compensation levels, past gains on exercises of stock options, and current intrinsic of outstanding options and restricted shares. Additionally, the Committee takes into account the views of the Company’s Chief Executive Officer, who reviews the successes and failures of the Company and its executive officers in light of the goals and strategies for the past year.

Salaries

Salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison of salaries for comparable positions at similar companies.

The salary levels of the Chief Executive Officer and other officers of the Company are recommended by the Compensation Committee and approved by the Board of Directors. Specific individual performance, initiative and accomplishments and overall corporate performance are reviewed in determining the compensation level of each individual officer. The Compensation Committee, where appropriate, also considers other performance measures including licensing and financing transactions, future pipeline and compliance with key corporate agreements.

During 2008, there were certain events that the Compensation Committee considered to be important with respect to determining compensation for key executives of the Company. These events included:

•                  Satisfying the conditions necessary for receipt of the Non Sales Milestones from DRL

•                  Successful manufacturing and timely delivery of EpiCeram® to DRL

•                  Successful negotiation of the convertible debt amendments

•                  The financial resources of the Company

The annual base salaries of Steven Porter, the Company’s Chief Executive Officer, Jeffrey Sperber, the Company’s Chief Financial Officer, and Carl Genberg, Senior Vice President, were $250,000, $210,000, and $230,000, respectively, in 2008.  These amounts were unchanged from 2007.  In addition, these officers received grants of stock options to serve as an incentive to increase the share price of the Company’s stock and as a reward for the past year’s accomplishments. The stock options are described with more detail in the compensation tables and related footnotes to those tables. The salary and incentive equity grants were granted, in part, in consideration of the items discussed above.

The Compensation Committee believes that the officers of the Company are strongly motivated and dedicated to the growth in stockholder value of the Company. The Compensation Committee further believes that the Chief Executive Officer, as well as the other officers of the Company, are receiving salary compensation in the mid to lower-range of peer-group levels and that their performance incentives are heavily based on their personal shareholding and/or incentive equity holdings in the Company. In 2008, stock options were granted to officers with the view that such awards align their interest directly with that of the stockholders.

Equity Incentive Compensation

Under existing Company policy, equity-based compensation may be granted to the Company’s key employees and consultants. The Compensation Committee recommends  the number and form of the equity-based compensation considering factors including individual performance, CEO recommendations, and gains received on past equity-based grants.

The use of equity-based compensation is intended to align the interests of the executives and other key employees with those of the stockholders. Equity-based compensation also serves to increase management ownership in the Company, provides a level of deferred compensation, aids in employee retention and conserves cash. The Compensation Committee believes that stock options are the best tools to provide for both short term rewards and mid and long term incentive to motivate the executive officers and key employees of the Company to perform at a high level and in the best interest of stockholders.

The Compensation Committee believes that stock options are the best form of long term compensation that rewards management for increasing stockholder value through an increasing stock price. Failure to raise the future stock price will result in a significant loss of potential compensation for executive officers and key employees.  The Compensation Committee and the Board do not time the granting of options or shares to the release of important information or quarterly results.  The Compensation Committee has previously determined to award annual stock option grants at the June Board meeting.

The following table represents the current status of the outstanding equity compensation awarded pursuant to the policies described above.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Compensation awards not subject to a qualified plan	4,905,750	$1.64	N/A
2008 Ceragenix Pharmaceuticals, Inc. Omnibus Incentive Plan	891,000	$0.73	2,109,000

Executive Compensation

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2008 by (1) each person who served as the principal executive officer of Ceragenix during fiscal year 2008; (2) Ceragenix two most highly compensated executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of Ceragenix as of December 31, 2008.

Salary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(4)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Steven S. Porter	2008	$250,000	$87,500	—	$114,037	—	—	—	$451,537
Chief Executive Officer	2007	$250,000	$62,500	—	$83,265	—	—	—	$395,765

Jeffrey S. Sperber	2008	$210,000	$73,500	—	$102,061	—	—	—	$385,561
Chief Financial Officer	2007	$210,000	$52,500	—	$74,549	—	—	—	$337,049

Carl Genberg	2008	$230,000	$80,500	—	$108,022	—	—	—	$418,522
Senior Vice President	2007	$230,000	$57,500	—	$78,878	—	—	—	$366,378

(1)           Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

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

(4)           2008 and 2007 cash bonuses are considered earned, have been accrued on the Company’s financial statements, but have not been paid.  The bonuses will be paid at such time that the Board determines that the Company has sufficient cash to pay the bonuses

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

The weighted average fair value of stock options at the date of grant issued to employees during the years ended December 31, 2008 and 2007 was $.36 and $1.01 per share, respectively.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2008 and 2007:

Year Ended December 31, 2008
Volatility	50%- 51%
Dividend yield	0%
Risk-free interest rate	2.4%- 3.2%
Expected term (years)	5.0

Year Ended December 31, 2007
Volatility	50% - 96%
Dividend yield	0%
Risk-free interest rate	4.6% - 4.9%
Expected term (years)	6.0

The expected volatility was based on the historical price volatility of our common stock.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options.  We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate.  During 2008, the expected term of stock options represents the period of time that the stock options granted are expected to be outstanding.  During 2007, the expected term used by management was calculated per the guidance of SAB 107 “Share-Based Payment” (“SAB 107”) for “plain-vanilla” options.

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven S. Porter (1)	1,063,800	283,400	151,000	$.73 - $2.25	2015 - 2018	—	—	—	—

Jeffrey S. Sperber (2)	501,867	253,433	135,000	$.73 - $2.25	2015 - 2018	—	—	—	—

Carl Genberg (3)	657,800	268,400	143,000	$.73 - $2.25	2015 - 2018	—	—	—	—

Russell Allen (4)	351,867	253,433	135,000	$.73 - $3.80	2015 - 2018	—	—	—	—

(1)           Common share purchase options to acquire 950,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  Includes 475,000 shares that Mr. Porter is entitled to purchase through a currently exercisable option and 475,000 shares that his spouse, Mrs. Francine Porter, is entitled to purchase through a currently exercisable option.  On June 30, 2006, Mr. Porter received common share purchase options to acquire 95,200 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2007, Mr. Porter received common share purchase options to acquire 151,000 shares of common stock at $1.83 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2008, Mr. Porter received common share purchase options to acquire 151,000 shares of common stock at $.73 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).This table does not include the shares issued in the Merger that may become beneficially owned by Mr. Porter upon distribution by Osmotics as described under the section titled “Certain Relationships, Related Transactions, and Director Independence.”

(2)           Common share purchase options to acquire 400,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  On June 30, 2006, Mr. Sperber received common share purchase options to acquire 85,300 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2007, Mr. Sperber received common share purchase options to acquire 135,000 shares of common stock at $1.83 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2008, Mr. Sperber received common share purchase options to acquire 135,000 shares of common stock at $.73 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).

(3)           Common share purchase options to acquire 550,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  On June 30, 2006, Mr. Genberg received common share purchase options to acquire 90,200 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2007, Mr. Genberg received common share purchase options to acquire 143,000 shares of common stock at $1.83 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2008, Mr. Genberg received common share purchase options to acquire 143,000 shares of common stock at $.73 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).

(4)           Common share purchase options to acquire 250,000 shares of common stock at $3.80 per share were granted on June 15, 2005 in connection with Mr. Allen’s commencing employment with the Company.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 30, 2006, Mr. Allen received common share purchase options to acquire 85,300 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant). On June 6, 2007, Mr. Allen received common share purchase options to acquire 135,000 shares of common stock at $1.83 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2008, Mr. Allen received common share purchase options to acquire 135,000 shares of common stock at $.73 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).

Director Compensation

Stock Options

All outside directors will receive options to acquire 70,000 shares of our common stock upon joining our Board. Such options will vest 100% on the first anniversary of the date of grant.  Outside directors will also each receive annual grants of options to purchase shares of our common stock, the timing and other terms to be determined by the Compensation Committee of our Board. All options shall be priced at fair market value on the date of grant.  In June 2006, the Compensation Committee approved granting options to acquire 33,000 shares of common stock (each) to Mr. Gastone and Ms. Hoffman-Bray and options to acquire 30,000 shares of common stock (each) to Messrs. Bautista and Darnaud.  These options have an exercise price of $2.25 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant).  In June 2007, the Compensation Committee approved granting options to acquire 48,000 shares of common stock to each of the outside directors.  These options have an exercise price of $1.83 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant). In June 2008, the Compensation Committee approved granting options to acquire 48,000 shares of common stock to each of the outside directors.  These options have an exercise price of $.73 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant).The Compensation Committee has set the June Board meeting as the date to issue annual option grants.

Cash Compensation

All outside directors are compensated $1,000 per meeting day for meetings attended in person and $500 per telephonic board meeting. All outside directors receive an annual retainer of $25,000.  The Chairperson of the Audit Committee also receives an additional retainer of $5,000 per year. Further, each Audit Committee member is paid $500 per Audit Committee meeting attended whether in person or by telephone. Travel time shall not be considered a meeting day.

During 2007 the annual retainers were paid in a lump sum at the beginning of the year.  During 2008, the annual retainers were paid in arrears in quarterly increments through June 30, 2008.  Under the terms of the Amended Convertible Debt Agreements, the annual retainers are to be accrued, but not paid, until the earlier of (i) June 30, 2010 and (ii) the date that 50% of the initial aggregate principal amount of such debt is no longer outstanding and has been redeemed.  Accordingly, we did not make any quarterly retainer payments subsequent to June 30, 2008.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting. For domestic travel, only coach airfare will be reimbursed; for international travel we will reimburse for business class.

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each person who was a director as of December 31, 2008, with the exception of Mr. Porter and Mr. Sperber, who are not compensated for their director responsibilities.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Michel Darnaud (5) Director	$32,000	—	$36,100	—	—	—	$68,100

Cheryl A. Hoffman Bray (6)	$34,000	—	$37,820	—	—	—	$71,820
Director and Chair of Audit Committee

Philippe J.C.Gastone (7)	$32,000	—	$37,820	—	—	—	$69,820
Director and Chair of Compensation Committee

Alberto J. Bautista (8) Director	$28,000	—	$36,100	—	—	—	$64,100

(1)                                  Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

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

(4)                                  Includes $12,500 of cash compensation accrued but not paid for Messrs. Bautista, Darnaud and Gastone and $15,000 of accrued but unpaid cash compensation for Ms. Hoffman-Bray.

(5)                                  Includes 126,000 shares that Mr. Darnaud is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 36,000 shares are currently exercisable.

(6)                                  Includes 129,000 shares that Ms. Hoffman-Bray is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 38,000 shares are currently exercisable.

(7)                                  Includes 129,000 shares that Mr. Gastone is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 38,000 shares are currently exercisable.

(8)                                  Includes 126,000 shares that Mr. Bautista is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 36,000 shares are currently exercisable.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 1, 2009, with respect to beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding stock, by each of our directors and nominees for director, by certain executive officers, and by all officers and directors of the Company as a group.  Unless otherwise noted, each stockholder has sole investment and voting power over the shares owned.

Name & Address(1)	Shares Beneficially Owned
of Beneficial Owner	Number(1)(2)	Percent(3)
Steven S. Porter(4)	1,070,467	5.7%
Jeffrey S. Sperber(5)	501,867	2.7%
Carl Genberg(6)	657,800	3.6%
Russell Allen(7)	362,067	2.0%
Michel Darnaud(8)	106,000	*
Cheryl A. Hoffman Bray(9)	115,000	*
Philippe J.C. Gastone(10)	115,000	*
Alberto J. Bautista(11)	106,000	*
Osmotics Corporation(12) 1444 Wazee Street, Suite 210 Denver, Colorado 80202	1,224,762	6.5%
Executive Officers and Directors as a Group(13)	15,038,770	71.1%

* Less than 1%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and means voting or investment power with respect to securities. Except as indicated below, the individuals or groups named in this table have sole voting and investment power with respect to all shares of Common Stock indicated above.

(2)	Includes shares that may be acquired upon the exercise of outstanding options that were exercisable within 60 days of March 1, 2009.
(3)

Shares of Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2009 are deemed to be outstanding and beneficially owned by the person or group holding such option for purposes of computing such person’s or group’s percentage ownership as of March1, 2009, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group as of March 1, 2009.

(4)

Includes 588,800 shares that Mr. Porter is entitled to purchase through currently exercisable options and 475,000 shares that his spouse, Mrs. Francine Porter, is entitled to purchase through a currently exercisable option.  Does not include the shares issued in the Merger that may become owned by Mr. Porter upon distribution by Osmotics Corporation as described under Certain Relationships and Related Transactions, below.

(5)	Represents shares that Mr. Sperber is entitled to purchase through currently exercisable options.
(6)	Represents shares that Mr. Genberg is entitled to purchase through currently exercisable options.
(7)	Includes 351,867 shares that Mr. Allen is entitled to purchase through currently exercisable options.
(8)	Represents shares that Mr. Darnaud is entitled to purchase through currently exercisable options.
(9)	Represents shares that Ms. Hoffman-Bray is entitled to purchase through currently exercisable options.
(10)

Represents shares that Mr. Gastone is entitled to purchase through currently exercisable options.  Does not include the shares issued in the Merger that may become beneficially owned by Mr. Gastone upon distribution by Osmotics Corporation as described under Certain Relationships and Related Transactions, below.

(11)	Represents shares that Mr. Bautista is entitled to purchase through currently exercisable options.
(12)

Includes 1,007,161 shares that Osmotics is entitled to purchase through a warrant, which warrant is immediately exercisable. Excludes 12,004,569 shares of our common stock owned by Osmotics that have been deposited under an escrow agreement with Corporate Stock Transfer, Inc. (the “Escrow Agreement”), pending an exchange offering with the Securityholders of Osmotics.  Pursuant to the terms of the Escrow Agreement, an irrevocable proxy has been granted by Osmotics to our Board to vote these shares (i) in favor of the Board’s nominees for director, and (ii) on other matters, as determined by a majority of our Board.  This proxy terminates upon distribution of the shares to the Osmotics shareholders at which point the shares will be voted by the respective Osmotics’ shareholders.

(13)

Includes 12,004,569 shares of common stock held in escrow on behalf of Osmotics but voted as determined by a majority of our Board under an irrevocable proxy (see description above) and (ii) 3,017,334 shares that directors and officers are entitled to purchase through currently exercisable options.  Does not include the shares issued in the Merger that may become beneficially owned by directors and officers upon distribution by Osmotics as described under Certain Relationships and Related Transactions, above.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence

On May 10, 2005, a wholly owned subsidiary of the Company merged with and into Ceragenix Corporation, a Colorado corporation, with Ceragenix Corporation surviving the merger as a wholly owned subsidiary of the Company (the “Merger”).  As consideration for the Merger, the Company issued to the shareholders of Ceragenix Corporation 11,427,961 shares of common stock, 1,000,000 shares of Series A Preferred Stock, warrants to acquire 1,079,472 shares of common stock at $2.18 per share and options to acquire 2,714,750 shares of common stock at $1.00 per share.  The common shares issued represented approximately 92% of the Company’s issued and outstanding common stock on the date of the Merger.  Prior to the Merger, Osmotics Corporation (“Osmotics”), a privately held cosmeceutical company, owned approximately 98% of Ceragenix Corporation’s common stock and as a result of the equity consideration paid by the Company in the Merger, became the Company’s largest shareholder.  Additionally, the officers of Ceragenix Corporation became the officers of the Company.  Steven Porter served on Osmotics’ board of directors until he resigned effective January 1, 2008.  Mr. Porter’s wife, Mrs. Francine Porter, serves as the Chief Executive Officer of Osmotics.

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

Effective November 7, 2005, Osmotics adopted a Plan of Distribution pursuant to which it plans to exchange approximately 12.0 million shares of the Company’s common stock for shares of its outstanding common or preferred stock.  As part of that Plan of Distribution, Osmotics entered into an escrow agreement with Corporate Stock Transfer, Inc., as Escrow Agent, to hold the 12.0 million shares of Series A Preferred Stock pending registration of those securities under the Securities Act.  Under the terms of the escrow agreement, Osmotics concurrently granted to our board of directors an irrevocable proxy granting to our board of directors the right to vote all of the escrowed shares. As a result of this series of transactions, our board of directors in effect, exercises voting control over future elections of members of our board of directors until such time as the Plan of Distribution of Osmotics has been completed.  Osmotics has until November 2010 to complete its planned exchange transaction.

Messrs. Porter and Gastone are shareholders of Osmotics. Under the Plan of Distribution of Osmotics, they may be entitled to receive shares of our common stock.  We are unable to determine how many of our shares held in escrow Messrs. Porter and Gastone would receive upon consummation of the planned exchange transaction.

In August 2006, Ceragenix Corporation and Osmotics entered into a Patent Sublicense Agreement covering Osmotics’ rights to utilize the barrier repair technology licensed from the University of California for cosmetic, non prescription applications (as defined in the agreement).  The Patent Sublicense Agreement also provides Ceragenix Corporation with the right to repurchase Triceram®, a non prescription product currently sold by Osmotics that utilizes the barrier repair technology for $616,000.  Additionally, as consideration for the right to repurchase Triceram®, Ceragenix Pharmaceuticals, Inc. agreed to extend the life of warrants to acquire 1,057,161 shares of Ceragenix Pharmaceuticals, Inc.’s common stock held by Osmotics until one year from the date a registration statement registering the underlying common shares is declared effective by the SEC.  The Patent Sublicense Agreement effectively supersedes the Technology Transfer Agreement and Sublicense Agreement.

In August 2006, Ceragenix Pharmaceuticals, Inc. and Osmotics entered into a Registration Rights Agreement covering the shares of our common stock owned by Osmotics currently held in escrow (the “Escrow Shares”) for distribution to the shareholders of Osmotics.  Pursuant to this agreement, the Company is obligated to register the Escrow Shares with the SEC.  The Company filed such a registration statement in February 2007, however, based on discussions with the SEC, the Company withdrew such registration statement.  After subsequent discussions with the SEC, the Company believes that it will have to register the Osmotics exchange transaction on Form S-4 in order to avoid Rule 415 limitations.  The Company cannot file the S-4, until Osmotics comes to an agreement with its debtholders regarding how many of the escrowed shares will be used to satisfy their debt obligations.  The Company does not know when Osmotics will complete this negotiation.

In December 2006, Osmotics and Ceragenix Pharmaceuticals, Inc. entered into a limited standstill agreement covering the Escrow Shares.  Under the limited standstill agreement, Osmotics has agreed that the Escrow Shares will be released into the trading market over a 24 month period commencing the later of September 30, 2007 or upon consummation of the Osmotics Exchange Offer.  In November 2007, the limited standstill agreement was amended to state that the restriction period shall not end prior to June 30, 2008.  As a result, the Escrow Shares are prohibited from being released into the trading market until after June 30, 2008.  The Osmotics’ shareholders participating in the Osmotics Exchange Offer will be subject to the provisions of the limited standstill agreement.

Based on its ownership of approximately 69% of the Company’s issued and outstanding common stock, Osmotics may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

During the years ended 2008 and 2007, the Company paid Osmotics $60,000 and $59,706, net, respectively, under a shared services agreement.

In January 2008, we loaned Osmotics $50,000 under a promissory note agreement (the “Osmotics Promissory Note”).  The Osmotics Promissory Note bears interest at an annual rate of 9.5%.  The principal amount of the Osmotics Promissory Note, along with any unpaid accrued interest, was payable the earlier of (i) April 11, 2008 or (ii) when Osmotics receives payment from a certain purchase order.  At the Company’s option, the principal amount and accrued interest thereon may be applied to the balance owed by the Company to Osmotics for the purchase of Triceram® described above.  The loan was made at the request of Osmotics and approved by the disinterested members of our BOD. In March 2008, Osmotics made a principal payment of $25,000.   In April 2008, the Osmotics Promissory Note was amended as follows:

•                  Extended the maturity date to November 16, 2008; and

•                  Required that repayment be made by applying the outstanding note and accrued interest balance to the purchase price paid by the Company for Triceram®

In October 2008, we terminated the Patent Sublicense Agreement with Osmotics.  In March 2009, the Patent Sublicense Agreement was reinstated with the following amendment:

•                                                                  The payment terms to purchase Triceram® were revised as follows:

•                  $16,202 is payable upon exercise of the purchase option;

•                  Monthly payments of $10,000 commence on April 1, 2009 and continue until such time that we receive at least $3,500,000 in aggregate net proceeds (as defined in the amendment) from debt or equity transactions and/or upfront and/or milestone payments under commercialization transactions for EpiCeram® or Ceragenins™ ;

•                  Monthly payments of $40,000 commencing the month following meeting the $3,500,000 net proceed threshold; and

•                  In the event of certain terminations after a change of control in the Company, or in the event that the Company receives at least $10 million in net proceeds, the outstanding balance shall become payable in a lump sum.

•                  Osmotics will no longer be responsible for reimbursing us for 50% of all legal expenses under the UC Agreement; and

•                  Osmotics will no longer be responsible for paying ½ of the minimum annual royalty under the UC Agreement.

All transactions with Osmotics are approved by the disinterested members of the Board or the Audit Committee.  The disinterested members of our Board are Ms. Hoffman-Bray and Messrs. Darnaud and Bautista.

The Company’s Board of Directors has determined that Messrs. Darnaud, Gastone, Bautista and Ms. Hoffman-Bray are each “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Ceragenix has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Ceragenix’s outside auditor.

Item 14.                                                    Principal Accountant Fees and Services

Audit Fees

GHP Horwath P.C. billed or expects to bill $49,200 in 2008 and $40,550 in 2007 for professional services rendered to the Company for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings.

Audit-Related Fees

GHP Horwath P.C. billed $0 in 2008 and $5,000 in 2007 for professional services rendered to the Company for assurance and related services that were related to the performance of the audit.

Tax Fees

We did not engage GHP Horwath P.C. for any tax related services during 2008 and 2007.

All Other Fees

Fees billed by GHP Horwath P.C. for other services not included in the above were $0 in both 2008 and 2007.

Pre-Approval Policies

The Audit Committee has established a Non-Audit Service Policy in order to safeguard the independence of the auditors. For any proposed engagement to perform non-audit services, the Audit Committee has delegated authority to the Company’s Chief Financial Officer to engage GHP Horwath P.C. for services not to exceed $2,500 per engagement and not to exceed $10,000 in aggregate on an annual basis.

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
2.1

Agreement and Plan of Merger Agreement by and among Osmotics Pharma, Inc., Onsource Corporation, and Onsource Acquisition Corp. dated as of April 8, 2005 (filed as exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on April 13, 2005 and incorporated herein by reference)

2.2

Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005 (filed as exhibit 1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 2, 2005 and incorporated herein by reference)

3.1

Certificate of Incorporation (filed as exhibit 3.1 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-100106) filed with the SEC on September 26, 2002 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration

Exhibit Number	Description
Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on September 29, 2003 and incorporated herein by reference)
3.3

Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (filed as exhibit 5.03 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 11, 2005 and incorporated herein by reference)

3.4

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-125967) filed with the SEC on July 13, 2005 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of the Company (filed as exhibit 3.3 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on January 13, 2003 and incorporated herein by reference)

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
4.4

Registration Rights Agreement between Ceragenix Pharmaceuticals, Inc. and Osmotics Corporation dated August 15, 2006 (filed as exhibit 20.1 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

4.5

Form of Registration Rights Agreement dated December 5, 2006 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1*

Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005 (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.2*

Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.3*

Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005 (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.4*

Employment Agreement by and among Ceragenix Pharmaceuticals, Inc. and Dr. Peter Elias dated as of May 1, 2006 (filed as exhibit 10.7 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.5

Shared Services Agreement between Osmotics Corporation and Osmotics Pharma, Inc. dated January 26, 2005 (filed as exhibit 10.8 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.6

Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000 (filed as exhibit 10.12 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.7

Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc. (filed as exhibit 10.13 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.8

Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated August 15, 2006 (filed as exhibit 10.10 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.9

Agreement Not to Compete between Osmotics Corporation and Osmotics Pharma, Inc. dated May 10, 2005 (filed as exhibit 10.11 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.10

Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004 (filed as exhibit 10.14 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.11	Form of Amended and Restated Security Agreement (filed as exhibit 10.3 to registrant’s Current Report on

Exhibit Number	Description
Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)
10.12

Form of Securities Purchase Agreement (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.13

Form of Subsidiary Guarantee (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.14

Form of Limited Standstill Agreement by and between Osmotics Corporation and Ceragenix Pharmaceuticals, Inc. (filed as exhibit 10.24 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.15‡

Distribution and Supply Agreement between Dr. Reddy’s Laboratories, Inc. and Ceragenix Pharmaceuticals, Inc. dated November 16, 2007 (filed as exhibit 10.15 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference).

10.16†	Third Amendment to the Exclusive License Agreement by and between Brigham Young University and Ceragenix Pharmaceuticals, Inc. dated October 21, 2008.
10.17†	Second Amendment Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated March 16, 2009
14.1	Code of Ethics (filed as exhibit 14.1 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference). Certification of Chief Executive Officer
21.1	Subsidiaries of the Registrant (filed as exhibit 21.1 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference).
31.2†	Certification of Chief Financial Officer
32.1†	Section 1350 Certification

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

CERAGENIX PHARMACEUTICALS, INC., a Delaware Corporation
Date:	March 25, 2009	By:	/s/ Steven S. Porter
Steven S. Porter
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Steven S. Porter	Chief Executive Officer and Chairman of the Board	March 25, 2009
Steven S. Porter	(Principal Executive Officer)

/s/ Jeffrey S. Sperber	Chief Financial Officer and Director (Principal Financial	March 25, 2009
Jeffrey S. Sperber	Officer and Principal Accounting Officer)

/s/ Michel Darnaud	Director	March 25, 2009
Michel Darnaud

/s/ Philippe Gastone	Director	March 25, 2009
Philippe Gastone

/s/ Alberto Bautista	Director	March 25, 2009
Alberto Bautista

/s/ Cheryl A. Hoffman-Bray	Director	March 25, 2009
Cheryl A. Hoffman-Bray

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger Agreement by and among Osmotics Pharma, Inc., Onsource Corporation, and Onsource Acquisition Corp. dated as of April 8, 2005 (filed as exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on April 13, 2005 and incorporated herein by reference)

2.2

Amendment No. 1 to Agreement and Plan of Merger dated as of April 28, 2005 (filed as exhibit 1 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 2, 2005 and incorporated herein by reference)

3.1

Certificate of Incorporation (filed as exhibit 3.1 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-100106) filed with the SEC on September 26, 2002 and incorporated herein by reference)

3.2

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on September 29, 2003 and incorporated herein by reference)

3.3

Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (filed as exhibit 5.03 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 11, 2005 and incorporated herein by reference)

3.4

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-125967) filed with the SEC on July 13, 2005 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of the Company (filed as exhibit 3.3 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on January 13, 2003 and incorporated herein by reference)

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
4.4

Registration Rights Agreement between Ceragenix Pharmaceuticals, Inc. and Osmotics Corporation dated August 15, 2006 (filed as exhibit 20.1 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

4.5

Form of Registration Rights Agreement dated December 5, 2006 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1*

Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005 (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.2*

Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.3*

Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005 (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.4*

Employment Agreement by and among Ceragenix Pharmaceuticals, Inc. and Dr. Peter Elias dated as of May 1, 2006 (filed as exhibit 10.7 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.5

Shared Services Agreement between Osmotics Corporation and Osmotics Pharma, Inc. dated January 26, 2005 (filed as exhibit 10.8 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.6

Exclusive License Agreement by and between The Regents of the University of California and Osmotics Corporation, dated June 28, 2000 (filed as exhibit 10.12 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.7

Consent to Substitution of Party dated May 11, 2005, among The Regents of the University of California, Osmotics Corporation and Osmotics Pharma, Inc. (filed as exhibit 10.13 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.8

Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated August 15, 2006 (filed as exhibit 10.10 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.9

Agreement Not to Compete between Osmotics Corporation and Osmotics Pharma, Inc. dated May 10, 2005 (filed as exhibit 10.11 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.10

Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004 (filed as exhibit 10.14 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.11

Form of Amended and Restated Security Agreement (filed as exhibit 10.3 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.12

Form of Securities Purchase Agreement (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.13

Form of Subsidiary Guarantee (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.14

Form of Limited Standstill Agreement by and between Osmotics Corporation and Ceragenix Pharmaceuticals, Inc. (filed as exhibit 10.24 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.15‡

Distribution and Supply Agreement between Dr. Reddy’s Laboratories, Inc. and Ceragenix Pharmaceuticals, Inc. dated November 16, 2007 (filed as exhibit 10.15 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference).

10.16†	Third Amendment to the Exclusive License Agreement by and between Brigham Young University and Ceragenix Pharmaceuticals, Inc. dated October 21, 2008.
10.17†	Second Amendment Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated March 16, 2009
14.1	Code of Ethics (filed as exhibit 14.1 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference). Certification of Chief Executive Officer
21.1	Subsidiaries of the Registrant (filed as exhibit 21.1 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference).
31.2†	Certification of Chief Financial Officer
32.1†	Section 1350 Certification

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