Form 10-Q
period 2009-03-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2009-05-13
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

As of May 13, 2009, the registrant had 18,123,293 shares of its common stock ($.0001 par value) outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,185,913	$614,457
Accounts receivable	311,446	261,615
Related party receivables	5,072	44,135
Inventory	387,966	164,628
Prepaid expenses and other	423,311	91,768
Total current assets	2,313,708	1,176,603

Property and equipment, net	9,296	11,927
Other asset	507,938	—
Total assets	$2,830,942	$1,188,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Trade accounts payable	$190,207	$159,403
Accrued compensation	591,000	591,000
Customer deposits	451,855	—
Other accrued liabilities	639,379	289,131
Deferred revenue	258,996	205,663
Current portion of note payable, related party	86,549	—
Total current liabilities	2,217,986	1,245,197

Derivative liabilities	8,190,081	819,226
Deferred revenue, less current portion	4,557,137	3,670,775
Convertible Notes	3,350,152	3,252,575
2006 Debentures, net of discount of $1,454,026 and $1,586,210, respectively	4,555,973	4,248,740
Note payable, related party, less current portion	385,664	—
Total liabilities	23,256,993	13,236,513

STOCKHOLDERS’ EQUITY (DEFICIT):

Series B Preferred stock, no par value, 315,000 shares issued and outstanding; liquidation preference of $708,750	708,750	708,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,808,293 issued and outstanding	1,781	1,781
Additional paid-in capital	18,644,155	18,459,423
Accumulated deficit	(39,780,737)	(31,217,937)
Total stockholders’ deficit	(20,426,051)	(12,047,983)
Total liabilities and stockholders’ deficit	$2,830,942	$1,188,530

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

REVENUE	$284,416	$18,750

COST OF GOODS SOLD	136,889	—

GROSS MARGIN	147,527	18,750

OPERATING EXPENSES:
Licensing fees and royalties	83,706	66,250
Research and development	7,464	70,865
General and administrative	909,922	1,209,318
	1,001,092	1,346,433

Loss from operations	(853,565)	(1,327,683)

OTHER INCOME (EXPENSE):
Interest, net	(409,380)	(3,362,822)
Other income	71,000	—
Gain (loss) on value of derivative liabilities	(7,370,855)	527,123
	(7,709,235)	(2,835,699)

NET LOSS	(8,562,800)	(4,163,382)

PREFERRED STOCK DIVIDENDS	—	(60,000)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,562,800)	$(4,223,382)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	17,808,293	16,393,724

LOSS PER BASIC AND DILUTED SHARE:
Basic and diluted	$(.48)	$(.26)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,562,800)	$(4,163,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on value of derivative liabilities	7,370,855	(527,123)
Amortization of debt discount	132,184	544,704
Noncash stock compensation expense	180,331	442,589
Interest expense added to convertible debt balance	272,626	—
Depreciation and amortization expense	10,694	4,156
Warrants issued for services	4,401	—
Fair value of adjustment to exercise price of convertible securities	—	2,624,629
Increase in accounts receivable	(49,831)	—
Increase in inventory	(223,338)	—
Increase in prepaid expenses and other	(336,268)	(138,890)
Increase in accounts payable, accrued liabilities and customer deposits	849,794	122,169
Increase in deferred revenue	939,695	1,481,250
Net cash provided by operating activities	588,343	390,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,875)
Net cash used in investing activities	—	(2,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to Osmotics under promissory note	—	(50,000)
Repayments from Osmotics under promissory note	—	25,000
Payments under insurance financing agreement	(16,887)	(17,793)
Net cash used in financing activities	(16,887)	(42,793)

Net increase in cash	571,456	344,434

Cash and cash equivalents at the beginning of period	614,457	2,213,654

Cash and cash equivalents at the end of period	$1,185,913	$2,558,088

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months ended March 31,
	2009	2008
Cash paid during period for:
Interest	$1,052	$186,566
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Three Months ended March 31,
	2009	2008

Assets acquired in exchange for note payable, related party	$516,000	$—
Related party receivables applied to note payable, related party	$44,534	$—
Accrual of preferred stock dividends	$—	$60,000

The accompanying notes are an integral part of financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	Preferred Stock Series B		Common Stock			Retained
	Shares	Amount	Shares	Amount	APIC	Deficit	Total
BALANCES, December 31, 2008	315,000	$708,750	17,808,293	$1,781	$18,459,423	$(31,217,937)	$(12,047,983)

Stock option compensation expense	—	—	—	—	180,331	—	180,331
Warrants issued for services	—	—	—	—	4,401	—	4,401
Net loss	—	—	—	—	—	(8,562,800)	(8,562,800)
BALANCES, March 31, 2009	315,000	$708,750	17,808,293	$1,781	$18,644,155	$(39,780,737)	$(20,426,051)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2009

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  Our Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  DRL launched sales and marketing efforts during October 2008.  During the three months ended March 31, 2009, we entered into supply and distribution agreements to commercialize EpiCeram® in Canada (the “Canadian Agreement”) and certain Southeast Asian countries (the “Asian Agreement”) (collectively the “International Agreements”).

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at March 31, 2009, we had a stockholders’ deficit of $20,426,051 and working capital of only $95,722.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize the majority of our planned products in the United States, we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of March 31, 2009, we had cash and cash equivalents of $1,185,913.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Among other things, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000.   During the three month period ended March 31, 2009, we received the last Non-Sales Milestone payment ($1,000,000) from DRL.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we do not anticipate earning any Net Sales Milestone payments until sometime in 2010.

As discussed above, during the three months ended March 31, 2009, we entered into the International Agreements to commercialize EpiCeram®.  Our international distribution partners both expect to commence sales and marketing activities during the latter half of 2009.  Under the Canadian Agreement, we are to receive a $200,000 milestone payment upon

EpiCeram® receiving regulatory approval in Canada.  We expect to earn this milestone payment during the second half of 2009.  We do not expect the International Agreements to have a material impact on our liquidity or results of operations during 2009.

As previously disclosed in prior periodic reports, in the third quarter of 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extended the maturity date of the debt to December 31, 2011 and require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

•                  100% of net revenues (as defined in the amendments) paid or owed to us under the DRL Agreement subsequent to April 1, 2009;

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

Accordingly, all net revenues (as defined in the amendments) we receive from the commercialization of EpiCeram® will be utilized to service the existing convertible debt until such time that the debt has been paid in full.  We currently anticipate being able to repay the existing convertible debt by the end of 2011.

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

While we believe that the Amended Convertible Debt Agreements are more favorable to the Company than the original convertible debt agreements, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $9,360,151 in secured convertible debt with most favored nation and other pricing protection;

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

•                  Our limited operating history and lack of profitable operations; and

•                  The economic downturn and uncertainty in the U.S. financial markets.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the middle part of the third quarter of 2009.  Accordingly, we will require additional funding within the next three to four months.  As of the date of this Form 10-Q, we have no firm commitments for raising additional capital and as described above, our ability to access the capital markets may be severely limited.

There are several potential sources of capital that we may or will pursue.  They are as follows:

•                  Upfront payments from development or licensing transactions of our Ceragenin technology.  However, as noted above, 33% of any such payments received would have to be remitted to our convertible debt holders unless the holders waived the requirement;

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

•                  The sale of debt or equity securities to new or existing investors.  As described above and in Management’s Discussion and Analysis included elsewhere in the Form 10-Q, the terms of our convertible debt securities and/or the current trading price of our common stock, may make this option very difficult to execute.

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

Basis of Presentation

For the three months ended March 31, 2009 and 2008, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows of the Company for the three months ended March 31, 2009 and 2008.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K.

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

(3)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006

Debentures”).   We have entered into four amendment agreements with the holders since the original sale as follows:

•                  The first amendment ( the “First Amendment”) dated June 29, 2007;

•                  The second amendment ( the “Second Amendment”) dated November 30, 2007;

•                  The third amendment ( the “Third Amendment”) dated July 1, 2008; and

•                  The fourth amendment ( the “Fourth Amendment”) dated September 25, 2008

As amended, the 2006 Debentures convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The 2006 Debentures accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred with accrued interest for the period added to the principal balance.  The maturity date of the 2006 Debentures is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.  As of March 31, 2009, the principal balance of the 2006 Debentures was $6,009,999.

In the event that we fail to pay interest in full on any due date, the holder shall have the option to receive the unpaid balance in shares of common stock at a price equal to 85% of the average of the 5 lowest Volume Weighted Average Prices (“VWAPs”) during any 30 consecutive trading day periods during the 365 day period immediately prior to the interest payment date or, in lieu of receiving shares of common stock, may add such unpaid interest to the outstanding principal amount of the 2006 Debentures.  In the event that we fail to pay the cumulative Quarterly Redemption Amounts during any 12-month period ending June 30, 2010 and June 30, 2011, the then conversion price of the 2006 Debentures shall be reduced each July 1, 2010 and July 1, 2011, respectively, to the lesser of (i) the then conversion price or (ii) the average of the 10 lowest VWAPs for the 60 consecutive trading day period immediately prior.

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

Events of default under the 2006 Debentures include; failure to make a redemption or interest payment as scheduled; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one related transaction or a series of related transactions; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.  Additionally, we are prohibited from paying cash dividends on any equity security while the 2006 Debentures are outstanding.

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

We evaluated both the Second and Fourth Amendments in the context of EITF Issue 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  Pursuant to the guidance of EITF 96-19, an amendment is considered a major modification if the present value of the cash flows under the terms of the amended debt instrument are greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  We did not evaluate the First and Third Amendments in the context of EITF 96-19 as those amendments did not impact future cash flows.  Based on our analysis, the Fourth Amendment was not considered a major modification of the debt while the Second Amendment was considered a major modification.  Accordingly, in connection with the Second Amendment, the outstanding unamortized discount balance of $1,899,747 related to the debt conversion feature was written off and the fair value of the conversion feature of the amended 2006 Debentures was recorded at its fair value of $1,527,389 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.  The difference between the unamortized discount balance associated with the original debt, and the fair value of the conversion feature of the new debt was included in the calculation of loss on extinguishment of debt.  The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying condensed consolidated balance sheet.  The debt discount is being amortized on a straight-line basis over the remaining life of the 2006 Debentures.

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

The Agent Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $268,230 with a corresponding entry to debt placement costs.  The Agent Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agents as well as all transaction related costs such as legal and road show expenses as debt placement costs.  Debt placement costs, which totaled $938,380, were being amortized on a straight-line basis over the three year life of the 2006 Debentures.  However, in connection with the Second Amendment described above, the outstanding unamortized debt offering cost balance was written off and was included in the loss on extinguishment of debt.  Accordingly, there has been no amortization of debt placement costs during 2009 or 2008.

For the three months ended March 31, 2009 and 2008, we amortized $132,184 and $330,459, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.

In connection with the First, Second and Fourth Amendments, we provided the holders the following consideration:

•                  First Amendment – Issued five- year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “First Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.  As a result of several adjustments (most recently the Fourth Amendment), the exercise price of the First Amendment Warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 1,125,000;

•                  Second Amendment – We agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  As discussed above, the Second Amendment was considered the issuance of new debt.

•                  Fourth Amendment – In addition to the revision of the terms of the 2006 Debentures described above , we issued new five-year warrants to the holders giving them the right to purchase up to 1,718,750 shares of the Company’s common stock at an initial exercise price of $.80 per share (subject to adjustment) (the “Fourth Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.

During the three months ended March 31, 2009, $175,049 of accrued interest was added to 2006 Debenture principal balance.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock (the “Convertible Notes”).  We have modified the Convertible Note agreements with the holders three times since the original sale as follows:

•                  An amendment dated November 28, 2007 (the “November 2007 Amendment”);

•                  A consent and waiver agreement dated June 30, 2008 (the “June 2008 Waiver”); and

•                  An amendment dated August 20, 2008 (the “August 2008 Amendment”).

As amended, the Convertible Notes convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The Convertible Notes accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred with accrued interest for the period added to the principal balance.  The maturity date of the Convertible Notes is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.  As of March 31, 2009, the principal balance of the Convertible Notes was $3,350,152.

In the event that we fail to pay interest in full on any due date, the holder shall have the option to receive the unpaid balance in shares of common stock at a price equal to 85% of the average of the 5 lowest VWAPs during any 30 consecutive trading day periods during the 365 day period immediately prior to the interest payment date or, in lieu of receiving shares of common stock, may add such unpaid interest to the outstanding principal amount of the Convertible Notes. In the event that we fail to pay the cumulative Quarterly Redemption Amounts during any 12-month period ending June 30th, the then conversion price of the Convertible Notes shall be reduced each July 1st to the lesser of (i) the then conversion price or (ii) the average of the 10 lowest VWAPs for the 60 consecutive trading day period immediately prior.

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

Upon filing our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the First Amendment Warrants to $.96 per share.  For the three months ended March 31, 2008, we recorded $2,624,629 for the fair value of the reductions in conversion price resulting from milestone defaults which is included in interest expense on the accompanying condensed consolidated statements of operations with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

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

We evaluated both the November 2007 and August 2008 Amendments in the context of EITF 96-19.  We did not evaluate the June 2008 Waiver in the context of EITF 96-19 as it did not impact future cash flows.  Based on our analysis, the August 2008 Amendment was not considered a major modification of the debt while the November 2007Amendment was considered a major modification.  As a result, the November 2007 Amendment was considered the issuance of a new debt instrument.  We recorded the amended Convertible Notes at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended Convertible Notes and the fair value of the Convertible Notes prior to the amendment was recorded as a loss on extinguishment of debt.

The debt discount associated with the Convertible Notes was amortized over the life of the Convertible Notes as amended by the November 2007 Amendment.  The debt discount associated with the Convertible Note Warrants was amortized over the original life of the Convertible Notes.  For the three months ended March 31, 2008, we amortized $214,245 of debt discount associated with the Convertible Notes which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Placement and Finder Warrants also meet the definition of a derivative due to the cashless exercise provision.  We recorded a derivative liability at its fair value of $252,254 with a corresponding entry to debt placement costs.  The Placement and Finder Warrants were valued using the Black-Scholes option pricing model.  We also recorded the cash compensation paid to the placement agent as well as all transaction related expenses such as legal fees as debt placement costs.  Debt placement costs, which totaled $610,087, were amortized on a straight-line basis over the original two year life of the Convertible Notes. Accordingly, we did not amortize any debt placement costs during 2009 or 2008.

In addition to revising the terms of the Convertible Notes as described above, in connection with the August 2008 Amendment, we issued new five-year warrants to the holders giving them the right to purchase up to 514,481 shares of the Company’s common stock at an initial exercise price of $.80 per share (subject to adjustment) (the “August 2008 Amendment Warrants”).  All other terms of the warrants are identical to the Convertible Note Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.

During the three months ended March 31, 2009, $97,577 of accrued interest was added to Convertible Notes principal balance.

Including the related party note payable described below in Note 10, maturities of debt that could require cash are as follows as of March 31, 2009:

Year	Amount
2009	$59,304
2010	1,188,510
2011	8,348,786
2012	101,966
2013	112,086
Thereafter	21,712
9,832,364
Less debt discount	(1,454,026)
$8,378,338

(4)                                 STOCKHOLDERS’ EQUITY

Preferred Stock

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 5,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

Series A Preferred Stock

In connection with our merger transaction with Ceragenix Corporation in May 2005 (the “Merger”), the Board authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Osmotics. The issuance of the Series A Preferred Stock was in exchange for identical shares of preferred stock issued by Ceragenix Corporation to Osmotics in January 2005. The Series A Preferred Stock had a stated value of $4.00 per share and accrued dividends at a rate of 6% per annum. In May 2008, all of the Preferred Stock and $240,000 of accrued dividends were converted into 1,304,569 shares of common stock.

Series B Preferred Stock

The Board has also authorized the issuance of 375,000 shares of Series B Preferred Stock (“Series B”).  Series B has a stated value of $2.25 per share and does not accrue dividends.  Series B is convertible into shares of the Company’s common stock at the option of the holder at a rate of one share of common stock for each share of Series B.  In the event of liquidation, Series B ranks junior to all debt of the Company.

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the life of the agreement.  For the three months ended March 31, 2009 and 2008, we amortized $0 and $168,750, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the stated value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the life of the agreement.  For the three months ended March 31, 2009 and 2008, we amortized $0 and $42,188, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

For the three months ended March 31, 2009 and 2008, we recorded compensation expense related to employee stock options of $178,889 and $224,905, respectively.  The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.  We did not issue any stock options during the three months ended March 31, 2009.  The weighted average fair value of stock options at the date of grant issued to employees during the three months ended March 31, 2008 was $.48 per share.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2008:

Three Months Ended March 31, 2008
Volatility	49.6%
Dividend yield	0
Risk-free interest rate	2.37%
Expected term (years)	5.0

The expected volatility was based on the historical price volatility of our common stock.  During the three months ended March 31, 2009, we refined our volatility calculation to utilize a longer period of historical trading activity. Although we do not have trading history available for a period of time that is equivalent to the expected life of the options, we believe that this change provides for a more even weighting of current and prior period trading history, and accordingly, provides for a better estimate of expected future volatility.

The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options.  We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate.  The expected term of stock options represents management’s estimation of the period of time that the stock options granted are expected to be outstanding

A summary of stock option activity for the three months ended March 31, 2009 is presented below.  Except for 699,000 shares, all options presented below are non-qualified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2009	5,796,750	$1.50
Options granted	—	$—
Options exercised	—	—
Options canceled	—	—
Outstanding at March 31, 2009	5,796,750	$1.50	6.6 years	$—
Exercisable at March 31, 2009	4,091,417	$1.59	6.3 years	$—

The total fair value of stock options that vested during the three months ended March 31, 2009 and 2008 was $ 42,483 and $26,483, respectively.  The intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0 as there were no options exercised during these periods. As of March 31, 2009, we had $666,455 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.6 years.

Additionally, in periods prior to 2008, we issued stock options to new scientific advisory board members. We valued these grants using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the three months ended March 31, 2009 and 2008, we amortized $1,442 and $6,747, respectively of compensation expense related to scientific advisory board options.

Warrants

In December 2008, we entered into an agreement with a financial advisor whereby we agreed to issue warrants to acquire 200,000 shares of common stock as partial compensation for the services.  The warrants have an exercise price of $.80 per share and expire in December 2013.  The warrants were valued at $17,600 using the Black-Scholes option pricing model.  We are amortizing the cost of the warrants on a straight line basis over the one year term of the agreement.  For the three months ended March 31, 2009, we amortized $4,401 which is reflected in general and administrative expense on the accompanying condensed consolidated statements of operations.

For a description of warrants issued in connection with debt transactions please see Note 3 above.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At March 31, 2009, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

Convertible Debt	$4,492,872
Convertible Debt Warrants	3,617,115
Placement and Finder Warrants	80,094
$8,190,081

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.  At March 31, 2009, all derivatives are classified as long-term.

(6)   FAIR VALUE

On January 1, 2008, we adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on a prospective basis for our financial assets and liabilities. SFAS 157 requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2009.  We had no financial assets subject to fair value measurement at March 31, 2009.

		Fair Value Measurements at March 31, 2009 Using
Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Debt conversion features	$4,492,872	—	—	$4,492,872
Warrant obligations	3,697,209	—	—	3,697,209
Total derivative liabilities	$8,190,081	—	—	$8,190,081

The following table presents the changes in fair value for liabilities that have no significant observable inputs (Level 3):

Level 3 Convertible Debt And Warrant Obligations
Balance at January 1, 2009	$819,226
Loss on fair value	7,370,855
Balance at March 31, 2009	$8,190,081

(7)   INVENTORY

Inventory is stated at the lower of cost or market value using the first-in, first-out method of accounting.  At March 31, 2009 and December 31, 2008, inventory consisted of the following items:

	March 31, 2009	December 31, 2008

Raw materials	$256,906	$164,628
Finished goods	131,060	—
	$387,966	$164,628

(8)  CUSTOMER DEPOSITS

Customer deposits consist of prepayments of purchase orders made by DRL.  During the three months ended March 31, 2009, DRL agreed to prepay a portion of all purchase orders made through June 30, 2009.  Such prepayments bear interest at 6% per annum from the time the prepayment is made until such time that product is received by DRL under each respective purchase order.  The prepaid purchase orders do not contain any right of offset.  For the three months ended March 31, 2009, we recorded $780 of interest expense on customer deposits.

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

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Three Months ended March 31,
	2009	2008

Warrants	10,842,609	6,792,267
Options	5,796,750	4,905,750
Convertible debt	11,700,188	8,960,614
Preferred stock	315,000	1,375,000

(10)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires quarterly research and development support fees of $22,500 and earned royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement)  on any product using the licensed technology.  The earned royalty is subject to an annual minimum royalty which commenced in calendar year 2008.  The minimum annual royalty was $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the three months ended March 31, 2009 and 2008, we were charged $12,755 and $26,730, respectively, for legal expenses by BYU which are reflected as general and administrative expense in the accompanying condensed consolidated statements of operations.  The term of the BYU license is for the life of the underlying patents which expire commencing in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires an earned royalty of 5% of net sales as defined in the agreement.  The earned royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from sub-licensed products are subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the three months ended March 31, 2009 and 2008, we were charged $4,119 and $82, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Transactions with Osmotics

Osmotics is the former parent company of Ceragenix Corporation and holds 12,222,170  shares of our common stock and warrants to acquire 1,007,161 shares of our common stock at a price of $2.18 per share.  Additionally, our Chairman and Chief Executive officer is a shareholder of Osmotics and his spouse is Osmotics’ Chairperson and Chief Executive Officer.  During the three months ended March 31, 2009 and 2008, we had or were affected by the following transactions with Osmotics.

Osmotics Sublicense Agreement and Triceram Acquisition

We obtained our rights to the UC Agreement pursuant to a technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005 at which time it assigned its rights to Ceragenix Corporation.  In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement called for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.   The Sublicense Agreement also required Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  Additionally, the Sublicense Agreement granted us the right, at our sole option, to purchase the formulation for Triceram®, a non prescription product sold by Osmotics using the Barrier Repair technology.  The purchase price was $616,000 of which $100,000 was previously paid during 2006. The purchase price was negotiated and approved by the disinterested members of our Board. Under the terms of the DRL Agreement, we were required to purchase the Triceram® formulation by November 2008.  We did not purchase

Triceram® during 2008 as we did not have sufficient capital resources to do so.

In March 2009, we amended the Sublicense Agreement as follows:

•                  The payment terms to purchase Triceram® were revised as follows:

•                  $16,202 was payable upon exercise of the purchase option;

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

In connection with amending the Sublicense Agreement, we exercised the purchase option to acquire Triceram®.  We recorded the purchase at fair value using the guidance set forth in SFAS No 141(revised) “Business Combinations” (“SFAS 141R”) and SFAS 157. We do not intend on marketing Triceram® as we believe that its highest and best use is as a “defensive asset.” We have allocated the purchase price of $516,000 to a long-lived intangible asset which is reflected as other asset on the accompanying condensed consolidated balance sheets.  We are amortizing the asset over the remaining life of the patent underlying the UC Agreement (64 months).  For the three months ended March 31, 2009 we amortized $8,063 which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

In connection with acquiring Triceram®, we issued to Osmotics a promissory note.  The note bears interest at 9.5% per annum and the payment terms are described above.  We applied two outstanding receivables from Osmotics totaling $44,534 to the purchase price and note balance (inclusive of the $16,202 described above).  The note is reflected as note payable, related party on the accompanying condensed consolidated balance sheet.

For the three months ended March 31, 2009 and 2008, we charged Osmotics $3,084 and $1,419, respectively, for legal expenses under the UC Agreement which we have recorded as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.   For the three months ended March 31, 2009, Osmotics’ revenues from products utilizing the Barrier Repair technology resulted in royalties of $5,072.  As a result, we have recorded a receivable from Osmotics for the royalties owed under the UC Agreement that we will be required to remit on their behalf.  Additionally, for the three months ended March 31, 2008, licensing fees have been reduced by $6,250 for the portion of the minimum royalty borne by Osmotics.

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

For the three months ended March 31, 2009 and 2008, we recorded $15,000 and $15,000,  respectively, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its operations and planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including having sufficient working capital to fulfill purchase orders within the timeframes required by the agreement; the ability of the Company to service its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the “FDA”); successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  Our Annual Report on Form 10-K sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in the Form 10-K may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the SEC including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2009.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are an emerging medical device company focused on prescription products for infectious disease and dermatology.  Since our inception in February 2002, our principal activities have involved raising capital, identifying and licensing technology, researching applications for the licensed technology, testing the licensed technology, and engaging in activities to commercialize the technology.

RESULTS OF OPERATIONS

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

Critical Accounting Policies

We have identified the policies described below as critical to our business and results of operations.  For further discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements as of and for the years ended December 31, 2008 as filed in our Annual Report on Form 10-K.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

For the periods ended March 31, 2009 and 2008, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  We record (or will record) revenue under the DRL Agreement as follows:

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

Product Sales — Our supply price under the DRL Agreement consists of two components; (i) our cost of producing EpiCeram® (the “Cost Component”) and (ii) a percentage of EpiCeram® “net sales” (as defined in the DRL Agreement) (the “Net Sales Component”).  We recognize revenue for the Cost Component when title passes to DRL (upon delivery) subject to certain true up adjustments as provided for in the DRL Agreement.  We recognize the Net Sales Component based upon reports provided by DRL.

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

Share-Based Payments

We account for stock option compensation in accordance with SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”).  SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in 2009 and 2008.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008

Revenue

For the three months ended March 31, 2009 and 2008, our sole source of revenue was the DRL Agreement.  Revenue consists of the following components:

	2009	2008
Product revenue	$224,111	$—
Milestone recognition	60,305	18,750
	$284,416	$18,750

Cost of Goods Sold

For the three months ended March 31, 2009, cost of goods sold was $136,889 compared to $0 for 2008.

Licensing Fees and Royalties

We pay licensing fees and royalties under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the three months ended March 31, 2009 and 2008, licensing fees and royalties were as follows:

	2009	2008
Ceragenin Technology	$72,500	$60,000
Barrier Repair Technology	11,206	6,250
	$83,706	$66,250

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2009.  The increase in Barrier Repair technology royalties is primarily the result of Osmotics no longer reimbursing us for one half of the minimum annual royalty.

Research and Development

Research and development expense for the three months ended March 31, 2009, decreased by $63,401 or approximately 89% compared to the prior year period.  The decrease is primarily the result of a planned effort to reduce research and development costs due to our limited financial resources.  Additionally, during the three months ended March 31, 2009, we received a refund from a university for a prior period research project as actual costs were less than estimated project costs.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during 2009.  In order to develop Cerashield™ and NeoCeram™ in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses for the three months ended March 31, 2009, decreased by $299,396 or approximately 25% compared to the prior year period.  The decrease in expense between years was primarily due to decreases in investor relations and stock compensation expense.  Investor relations expense decreased primarily due to amortization of Series B Preferred Stock during 2008.  As discussed further in Note 4, during 2007 we entered into agreements with two investor relations firms whereby we issued Series B Preferred Stock as consideration for the services.  The assigned value of the Series B Preferred Stock was amortized over the lives of the related agreements which expired during the third quarter of 2008.  Accordingly, there was no comparable expense during 2009.  Stock compensation expense decreased as the result of certain stock options issued in prior years becoming fully vested during 2008.  As a result, compensation expense related to those options was not recognized during 2009.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended March 31, 2009 decreased by $474,118 compared to the prior year period.

Other Expense

Other expense for the three months ended March 31, 2009 increased by $4,873,536 compared to the prior year period.  The increase in expense between years was the net result of a loss on the fair value of derivatives during 2009 (compared to a gain during 2008) partially offset by a decrease in interest expense between years.  Included in 2008 interest expense was a charge to record the fair value of an adjustment to the exercise price of certain convertible securities.

Net Loss

As a result of the factors described above, the net loss for three months ended March 31, 2009 increased by $4,399,418 compared to the prior year.

Preferred Stock Dividends

We did not accrue preferred stock dividends during the three months ended March 31, 2009 as a result of the conversion of Series A Preferred Stock into common shares during the second quarter of 2008.  Preferred stock dividends were $60,000 for the three months ended March 31, 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders for three months ended March 31, 2009 increased by $4,339,418 compared to the prior year.

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

Our ability to raise additional capital is constrained by the following factors related to our capital structure and market for our common stock:

•                  The existence and terms of our convertible debt securities (see discussion provided under Note 3) contain a number of provisions which many new investors may find problematic including the following:

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

•                  As of March 31, 2009, there were 20,559,399 common shares underlying the conversion of the debt and exercise of warrants held by the debtholders.  This represents a significant overhang and creates uncertainty for new investors;

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

•                  The recent trading price of our common stock is below the conversion price of the convertible debt creating the following issues:

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

•                  Changes in the interpretation of Rule 415(a)(1)(x) by the SEC have limited the number of shares of common stock that we can register for new investors that are sold pursuant to private placement transactions.   Until such time that Osmotics completes its planned exchange transaction, the shares they hold in escrow are excluded from our float for purposes of Rule 415 calculations which further exacerbates this limitation; and

•                  The average trading volume of our common stock on the OTC Bulletin Board is not significant.  Our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.”  These rules make it more difficult to buy and sell shares of our common stock.  Additionally, we have a limited public float which has also contributed to the limited trading volume.  Further, many retail investors will not, and many institutional investors cannot, invest in stocks that trade on the OTC Bulletin Board.  Investors typically want to be assured that they can sell their shares of common stock without adversely impacting the market for such common stock and we currently cannot provide such assurances.

All of the above factors serve to limit the number of potential investors available to the Company.  We do not see these conditions changing in the near term.

Operating Activities

As of March 31, 2009, we had $1,185,913 of cash and cash equivalents.  During the three months ended March 31, 2009, $588,343 of cash was provided by operating activities compared to $390,102 during the same period of 2008.  The increase in cash provided by operating activities between years is primarily the result of a decrease in cash paid for interest.  We anticipate that our cash requirements for inventory manufacturing will increase as EpiCeram® orders increase during the remainder of 2009.  As discussed further in Note 8, we have temporarily mitigated this requirement by negotiating the prepayment of purchase orders from DRL through June 30, 2009.  There is no assurance that DRL will agree to extend the current prepayment terms beyond June 30, 2009.  At such time that the payment terms revert back to the original agreement, it will have an adverse affect on our operating cash flows.

Investing Activities

Cash flows from investing activities were $0 for the three months ended March 31, 2009.  As of March 31, 2009, we had no material commitments for capital expenditures.

Financing Activities

During the three months ended March 31, 2009, $16,887 of cash was used in financing activities representing principal payments made under an insurance financing note.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 3.

Outlook

As of March 31, 2009, we had cash and cash equivalents of $1,185,913.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Among other things, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000.   During the three month period ended March 31, 2009,

we received the last Non-Sales Milestone payment ($1,000,000) from DRL.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we do we anticipate earning any Net Sales Milestone payments until sometime in 2010.

As discussed above, during the three months ended March 31, 2009, we entered into the International Agreements to commercialize EpiCeram®.  Our international distribution partners both expect to commence sales and marketing activities during the latter half of 2009.  Under the Canadian Agreement, we are to receive a $200,000 milestone payment upon EpiCeram® receiving regulatory approval in Canada.  We expect to earn this milestone payment during the second half of 2009.  We do not expect the International Agreements to have a material impact on our liquidity or results of operations during 2009.

As previously disclosed in prior periodic reports, in the third quarter of 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extended the maturity date of the debt to December 31, 2011 and require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

•                  100% of net revenues (as defined in the amendments) paid or owed to us under the DRL Agreement subsequent to April 1, 2009;

•                  100% of net revenue received from any other EpiCeram® commercialization arrangements;

•                  50% of the net revenue received from the sale of NeoCeram™;

•                  33% of any net revenue received from Ceragenin commercialization arrangements; and

•                  33% of any net revenue received by us in excess of $250,000 in aggregate excluding any capital raised by the Company through equity investment or the issuance of debt.

Accordingly, all net revenues (as defined in the amendments) we receive from the commercialization of EpiCeram® will be utilized to service the existing convertible debt until such time that the debt has been paid in full.  We currently anticipate being able to repay the existing convertible debt by the end of 2011.

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

While we believe that the Amended Convertible Debt Agreements are more favorable to the Company than the original convertible debt agreements, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $9,360,151 in secured convertible debt with most favored nation and other pricing protection;

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

•                  Our limited operating history and lack of profitable operations; and

•                  The economic downturn and uncertainty in the U.S. financial markets.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least the middle part of the third quarter of 2009.  Accordingly, we will require additional funding within the next three to four months.  As of the date of this Form 10-Q, we have no firm commitments for raising additional capital and as described above, our ability to access the capital markets may be severely limited.

There are several potential sources of capital that we may or will pursue.  They are as follows:

•                  Upfront payments from development or licensing transactions of our Ceragenin technology.  However, as noted above, 33% of any such payments received would have to be remitted to our convertible debt holders unless the holders waived the requirement;

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

Contractual Obligations

We had the following contractual obligations at March 31, 2009, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Debt	$86,549	$9,639,052	$106,763	$—	$9,832,364
License Agreements	640,000	880,000	880,000	3,142,500	5,542,500
Shared Service Agreement	45,000				45,000
Clinical Study Funding Obligation	140,000	—	—	—	140,000
Purchase Commitments	763,979	—	—	—	763,979
	$1,675,528	$10,519,052	$986,763	$3,142,500	$16,323,843

ITEM 3.      CONTROLS AND PROCEDURES

As of March 31, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	May 13, 2009	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	May 13, 2009	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer