Form 10-Q
period 2009-06-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2009-08-19
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended JUNE 30, 2009

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

As of August 17, 2009, the registrant had 18,123,293 shares of its common stock ($.0001 par value) outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$946,411	$614,457
Accounts receivable	422,188	261,615
Related party receivables	6,184	44,135
Inventory	445,534	164,628
Prepaid expenses, deposits and other	410,317	91,768
Total current assets	2,230,634	1,176,603

Property and equipment, net	7,167	11,927
Other asset	483,750	—
Total assets	$2,721,551	$1,188,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Trade accounts payable	$473,699	$159,403
Accrued compensation	591,000	591,000
Customer deposits	809,658	—
Other accrued liabilities	546,760	289,131
Deferred revenue	258,996	205,663
Current portion of Convertible Notes and 2006 Debentures	400,190	—
Derivative liabilities	137,507	—
Current portion of note payable, related party	81,068	—
Total current liabilities	3,298,878	1,245,197

Derivative liabilities, net of current portion	3,140,865	819,226
Deferred revenue, net of current portion	4,492,388	3,670,775
Convertible Notes, net of current portion	3,271,373	3,252,575
2006 Debentures, net of current portion, net of discount of $1,321,842 and $1,586,210, respectively	4,547,710	4,248,740
Note payable, related party, less current portion	365,261	—
Total liabilities	19,116,475	13,236,513

STOCKHOLDERS’ DEFICIT:

Series B Preferred stock, no par value, 60,000 and 315,000 shares issued and outstanding, respectively; liquidation preferences of $135,000 and $708,750, respectively	135,000	708,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,123,293 and 17,808,293 shares issued and outstanding, respectively	1,813	1,781
Additional paid-in capital	19,537,605	18,459,423
Accumulated deficit	(36,069,342)	(31,217,937)
Total stockholders’ deficit	(16,394,924)	(12,047,983)
Total liabilities and stockholders’ deficit	$2,721,551	$1,188,530

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$892,691	$18,750	$1,177,107	$37,500

COST OF GOODS SOLD	666,381	—	803,270	—

GROSS MARGIN	226,310	18,750	373,837	37,500

OPERATING EXPENSES:
Licensing fees	113,897	57,917	197,603	124,167
Research and development	26,063	42,417	33,527	113,282
General and administrative	859,119	1,236,729	1,769,042	2,446,047
	999,079	1,337,063	2,000,172	2,683,496

Loss from operations	(772,769)	(1,318,313)	(1,626,335)	(2,645,996)

OTHER INCOME (EXPENSE):
Interest and other, net	(427,542)	(741,804)	(765,924)	(4,104,626)
Gain (loss) on value of derivative liability	4,911,708	2,458,898	(2,459,146)	2,986,021
	4,484,166	1,717,094	(3,225,070)	(1,118,605)

NET INCOME (LOSS)	3,711,397	398,781	(4,851,405)	(3,764,601)

PREFERRED STOCK DIVIDENDS	—	(20,000)	—	(80,000)

INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,711,397	$378,781	$(4,851,405)	$(3,844,601)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,035,436	17,139,192	17,922,492	16,766,458
Diluted	30,021,828	17,514,192	17,922,492	16,766,458

INCOME (LOSS) PER SHARE:
Basic	$.21	$.02	$(.27)	$(.23)
Diluted	$.14	$.02	$(.27)	$(.23)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,851,405)	$(3,764,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on value of derivative liabilities	2,459,146	(2,986,021)
Amortization of debt discount	264,368	1,089,409
Stock-based compensation expense	383,162	883,993
Interest expense added to convertible debt balance	453,589	—
Depreciation and amortization expense	37,010	6,576
Warrants issued for services	8,802	—
Fair value of adjustment to exercise price of convertible securities	—	2,624,629
Increase in accounts receivable	(160,573)	—
Increase in prepaid expenses, deposits and other	(211,885)	(177,293)
Increase in inventory	(280,906)	(224,699)
Increase in accounts payable, accrued liabilities and customer deposits	1,327,708	77,068
Increase in deferred revenue	874,946	1,708,636
Net cash provided by (used) in operating activities	303,962	(762,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,451)
Net cash used in investing activities	—	(3,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to Osmotics under promissory note	(25,884)	(50,000)
Repayments from Osmotics under promissory note	—	25,000
Borrowings under insurance financing agreement	88,454	84,434
Payments under insurance financing agreement	(34,578)	(26,238)
Net cash provided by financing activities	27,992	33,196

Net increase (decrease) in cash and cash equivalents	331,954	(732,558)

Cash and cash equivalents at the beginning of period	614,457	2,213,654

Cash and cash equivalents at the end of period	$946,411	$1,481,096

(Continued)

(Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months ended June 30,
	2009	2008
Cash paid during period for:
Interest	$114,224	$310,415
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Six Months ended June 30,
	2009	2008

Assets acquired in exchange for note payable, related party	$516,000	$—
Related party receivables applied to note payable, related party	$49,606	$—
Conversion of preferred stock and accrued dividends into common stock	$—	$240,000
Accrual of preferred stock dividends	$—	$80,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, January 1, 2009	315,000	$708,750	17,808,293	$1,781	$18,459,423	$(31,217,937)	$(12,047,983)

Stock-based compensation expense	—	—	—	—	360,662	—	360,662
Conversion of preferred shares to common shares	(315,000)	(708,750)	315,000	32	708,718	—	—
Issuance of preferred shares for services	60,000	135,000	—	—	—	—	135,000
Warrants issued for services	—	—	—	—	8,802	—	8,802
Net loss	—	—	—	—	—	(4,851,405)	(4,851,405)
BALANCES, June 30, 2009	60,000	$135,000	18,123,293	$1,813	$19,537,605	$(36,069,342)	$(16,394,924)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2009

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  Our Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  DRL launched sales and marketing efforts during October 2008.  During the six months ended June 30, 2009, we entered into supply and distribution agreements to commercialize EpiCeram® in Canada (the “Canadian Agreement”), certain Southeast Asian countries (the “Asian Agreement”), and the European Union (the “EU Agreement”) (collectively the “International Agreements”).

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and at June 30, 2009, we had a stockholders’ deficit of $16,394,924 and a working capital deficit of $1,068,244.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize the majority of our planned products in the United States, we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of June 30, 2009, we had cash and cash equivalents of $946,411.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Among other things, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000.   During the six month period ended June 30, 2009, we received the last Non-Sales Milestone payment ($1,000,000) from DRL.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we do not anticipate earning any Net Sales Milestone payments until sometime in 2010.

As discussed above, during the six months ended June 30, 2009, we entered into the International Agreements to commercialize EpiCeram®.  We expect commercialization activities to commence under the Asian Agreement and Canadian Agreement during the fourth quarter of 2009.  We expect that commercialization of EpiCeram® under the EU Agreement will commence in the third quarter of 2010.  Under the Canadian Agreement, we are to receive a $200,000 milestone payment upon EpiCeram® receiving regulatory approval in Canada.  We expect to earn and receive this milestone payment during the fourth quarter of 2009.  We do not expect the International Agreements to have a material impact on our liquidity or results of operations during 2009.

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

•                  50% of the net revenue received from the sale of NeoCeram®;

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

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30th, then the remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 3 for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

We made the scheduled quarterly payment to the debt holders on June 30, 2009.  However, the scheduled payment was not sufficient to pay the quarterly interest in full.  The unpaid accrued interest was added to the debt balance.

While we believe that the Amended Convertible Debt Agreements were more favorable to the Company than the original convertible debt agreements at the time of the amendments, the Dedicated Revenue streams are not a sustainable arrangement and will ultimately need to be modified.  In addition, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $9,541,114 in secured convertible debt with most favored nation and other pricing protection;

•                  The Dedicated Revenue Streams will reduce future cash flows retained by the Company for operations;

•                  12,004,569 shares of our common stock (or approximately 66% of our issued and outstanding shares) are currently held in escrow for Osmotics Corporation (“Osmotics”) awaiting exchange with its shareholders.  Osmotics has advised us that it must complete its exchange transaction by November 2010 in order to preserve the tax free nature of the transaction;

•                  Limitations on our ability to register common shares and common shares underlying convertible debt securities sold in private placement transactions;

•                  A lack of trading volume in our common stock;

•                  Our limited operating history and lack of profitable operations; and

•                  The economic downturn and uncertainty in the U.S. financial markets.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least late September 2009.  Accordingly, we will require additional funding within 30 - 45 days of filing this Form 10-Q.   We are working with several

parties to raise additional capital for the Company.  As of the date of this Form 10-Q, we have no firm commitments for funding and as described above, our ability to access the capital markets may be severely limited.  Additionally, any funding transaction will likely require restructuring of the Amended Convertible Debt Agreements.  While the debt holders have amended the terms of their agreements in the past, there is no assurance that they will agree to do so in the future.

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

Basis of Presentation

For the three and six months ended June 30, 2009 and 2008, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at June 30, 2009 and the results of operations and cash flows of the Company for the three and six months ended June 30, 2009 and 2008.  Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165 “Subsequent Events” (“SFAS No. 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  We adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Statements” (“FSP FAS 107-1”).  FSP FAS 107-1 amends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 requires public companies to disclose the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  FSP FAS 107-1 is effective for interim periods beginning after June 15, 2009.  We have not completed our evaluation of FSP FAS 107-1.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining Whether an Instrument (or an Embedded Feature”) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  Adoption of EITF 07-5 has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

On June 29, 2009, the FASB issued SFAS No. 168 “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  We will adopt SFAS No. 168 for the quarterly period ending September 30, 2009, as required, and adoption is not expected to have a material impact on our financial statements taken as a whole.

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

•                  The first amendment ( the “First Amendment”) dated June 29, 2007;

•                  The second amendment ( the “Second Amendment”) dated November 30, 2007;

•                  The third amendment ( the “Third Amendment”) dated July 1, 2008; and

•                  The fourth amendment ( the “Fourth Amendment”) dated September 25, 2008

As amended, the 2006 Debentures convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The 2006 Debentures accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred, with accrued interest for the period added to the principal balance.  The maturity date of the 2006 Debentures is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.  We made the June 30, 2009 quarterly payment as scheduled.  However, the scheduled payment was not sufficient to pay the quarterly interest in full.  The unpaid accrued interest was added to the debt balance.  As of June 30, 2009, the principal balance of the 2006 Debentures was $6,126,520.

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

Under certain circumstances, we can force the conversion of the 2006 Debentures.  However, the 2006 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion, which limitation may be waived by the holder under certain conditions to not more than 9.99%.  The conversion price of the 2006 Debentures may be adjusted downward in the event that we issue or grant any right to common stock at a price below the conversion price of the 2006 Debentures including a reduction in the price of the Convertible Notes (see more information on the Convertible Notes under the heading “Convertible Notes” below).  A reduction in the conversion price of the 2006 Debentures also triggers a reduction in the exercise price of all warrants held by the holders of the 2006 Debentures.  Our obligation to repay the 2006 Debentures is secured by a first lien security interest on all of our tangible and intangible assets.  Holders of the 2006 Debentures have no voting, preemptive or other rights of shareholders.

Events of default under the 2006 Debentures include: failure to make a redemption or interest payment as scheduled; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one related transaction or a series of related transactions; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.  Additionally, we are prohibited from paying cash dividends on any equity security while the 2006 Debentures are outstanding.

Purchasers of the 2006 Debentures received five-year warrants to purchase an aggregate of 1,162,212 shares of our common stock at an exercise price of $2.37 per share (the “2006 Debenture Warrants”), but as discussed both above and below, the exercise price and number of shares underlying the warrants have been adjusted several times.  As a result of these adjustments, the exercise price of the 2006 Debenture warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 3,443,053.

We also issued to placement agents seven-year warrants to purchase an aggregate of 154,867 shares of common stock at an exercise price of $2.26 per share (the “Agent Warrants”) and paid them cash commissions of $425,000.

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

For the three months ended June 30, 2009 and 2008, we amortized $132,184 and $330,459, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.   For the six months ended June 30, 2009 and 2008, we amortized $264,368 and $660,918, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants.

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

•                  Fourth Amendment – In addition to the revision of the terms of the 2006 Debentures described above, we issued new five-year warrants to the holders giving them the right to purchase up to 1,718,750 shares of the Company’s common stock at an initial exercise price of $.80 per share (subject to adjustment) (the “Fourth Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.

During the three and six months ended June 30, 2009, $116,521 and $291,570, respectively, of accrued interest was added to 2006 Debenture principal balance.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock (the “Convertible Notes”).  We have modified the Convertible Note agreements with the holders three times since the original sale as follows:

•                  An amendment dated November 28, 2007 (the “November 2007 Amendment”);

•                  A consent and waiver agreement dated June 30, 2008 (the “June 2008 Waiver”); and

•                  An amendment dated August 20, 2008 (the “August 2008 Amendment”).

As amended, the Convertible Notes convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The Convertible Notes accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred with accrued interest for the period added to the principal balance.  The maturity date of the Convertible Notes is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.   We made the June 30, 2009 quarterly payment as scheduled.   However, the scheduled payment was not sufficient to pay the quarterly interest in full.  The unpaid accrued interest was added to the debt balance.  As of June 30, 2009, the principal balance of the Convertible Notes was $3,414,594.

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

The debt discount associated with the Convertible Notes was amortized over the life of the Convertible Notes as amended by the November 2007 Amendment.  The debt discount associated with the Convertible Note Warrants was amortized over the original life of the Convertible Notes.  For the three and six months ended June 30, 2008, we amortized $214,246 and $428,491, respectively, of debt discount associated with the Convertible Notes which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2009, $64,442 and $162,019, respectively, of accrued interest was added to Convertible Notes principal balance.

Including the related party note payable described below in Note 10, maturities of debt that could require cash are as follows as of June 30, 2009:

Year	Amount
2009	$118,465
2010	1,189,089
2011	8,451,562
2012	102,705
2013	112,898
Thereafter	12,725
9,987,444
Less debt discount	(1,321,842)
$8,665,602

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

Series B Preferred Stock

The Board has also authorized the issuance of 435,000 shares of Series B Preferred Stock (“Series B”).  Series B has a stated value of $2.25 per share and does not accrue dividends.  Series B is convertible into shares of the Company’s common stock at the option of the holder at a rate of one share of common stock for each share of Series B.  In the event of liquidation, Series B ranks junior to all debt of the Company.

In June 2009, we entered into an agreement with an investor relations firm to provide certain services over a three month period.  Under the terms of the agreement, we issued 60,000 shares of Series B as consideration for the services.  We valued these shares at $135,000 which represents the liquidation preference value of the Series B shares that were issued.  We believe that the liquidation preference is the best measurement of fair value for the securities.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We are amortizing the prepaid expense over the term of the agreement.  For the three and six months ended June 30, 2009, we amortized $22,500 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the liquidation preference value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the term of the agreement.  For the three and six months ended June 30, 2008, we amortized $168,750 and $337,500, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.   The 300,000 shares of Series B were converted into 300,000 shares of common stock.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the liquidation preference value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the term of the agreement.  For the three and six months ended June 30, 2008, we amortized $42,188 and $84,375, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  The 75,000 shares of Series B were converted into 75,000 shares of common stock.

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

For the three months ended June 30, 2009 and 2008, we recorded compensation expense related to employee stock options of $178,888 and $223,719, respectively.  For the six months ended June 30, 2009 and 2008, we recorded compensation expense related to employee stock options of $357,777 and $448,624, respectively.  The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.  We did not issue any stock options during the six months ended June 30, 2009.  The weighted average fair value of stock options at the date of grant issued to employees during the six months ended June 30, 2008 was $.36 per share.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2008:

Six Months Ended June 30, 2008
Volatility	49.6% - 50.5%
Dividend yield	0
Risk-free interest rate	2.37% - 3.20%
Expected term (years)	5.0

The expected volatility was based on the historical price volatility of our common stock.  The dividend yield represented our anticipated cash dividend on common stock over the expected life of the stock options.  We utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate.  The expected term of stock options represents management’s estimation of the period of time that the stock options granted are expected to be outstanding

A summary of stock option activity for the six months ended June 30, 2009 is presented below.  Except for 699,000 shares, all options presented below are non-qualified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2009	5,796,750	$1.50
Options granted	—	$—
Options exercised	—	—
Options canceled	—	—
Outstanding at June 30, 2009	5,796,750	$1.50	6.4 years	$—
Exercisable at June 30, 2009	4,839,083	$1.58	6.4 years	$—

The total fair value of stock options that vested during the three months ended June 30, 2009 and 2008 was $ 673,139 and $868,257, respectively.  The total fair value of stock options that vested during the six months ended June 30, 2009 and 2008 was $ 715,622 and $894,741, respectively.  The intrinsic value of stock options exercised during the three and six months ended June 30, 2009 and 2008 was $0 as there were no options exercised during these periods. As of June 30, 2009, we had $487,550 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.6 years.

Additionally, in periods prior to 2008, we issued stock options to new scientific advisory board members. We valued these grants using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the three months ended June 30, 2009 and 2008, we amortized $1,442 and $6,747, respectively of compensation expense related to scientific advisory board options.  For the six months ended June 30, 2009 and 2008, we amortized $2,884 and $13,494, respectively of compensation expense related to scientific advisory board options.

Warrants

In December 2008, we entered into an agreement with a financial advisor whereby we agreed to issue warrants to acquire 200,000 shares of common stock as partial compensation for the services.  The warrants have an exercise price of $.80 per share and expire in December 2013.  The warrants were valued at $17,600 using the Black-Scholes option pricing model.  We are amortizing the cost of the warrants on a straight line basis over the one year term of the agreement.  For the three and six months ended June 30, 2009, we amortized $4,401 and $8,802, respectively, which is reflected in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At June 30, 2009 and December 31, 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

	June 30,	December 31,
	2009	2008
Convertible Debt	$1,777,032	$420,298
Convertible Debt Warrants	1,472,962	393,659
Placement and Finder Warrants	28,378	5,269
	$3,278,372	$819,226

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

(6)   FAIR VALUE

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to the short term maturities of these instruments. The convertible debt securities and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model

On January 1, 2008, we adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on a prospective basis for our financial assets and liabilities. SFAS 157 requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2009.  We had no financial assets subject to fair value measurement at June 30, 2009.

		Fair Value Measurements at June 30, 2009 Using
Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Debt conversion features	$1,777,032	—	—	$1,777,032
Warrant obligations	1,501,340	—	—	1,501,340
Total derivative liabilities	$3,278,372	—	—	$3,278,372

The following table presents the changes in fair value for liabilities that have no significant observable inputs (Level 3):

Level 3 Convertible Debt And Warrant Obligations
Balance at January 1, 2009	$819,226
Loss on fair value	2,459,146
Balance at June 30, 2009	$3,278,372

(7)   INVENTORY

Inventory is stated at the lower of cost or market value using the first-in, first-out method of accounting.  At June 30, 2009 and December 31, 2008, inventory consisted of the following items:

	June 30, 2009	December 31, 2008

Raw materials	$270,531	$164,628
Work in process	175,003	—
Finished goods	—	—
	$445,534	$164,628

(8)  CUSTOMER DEPOSITS

Customer deposits consist of prepayments of purchase orders made by DRL.  During the three months ended March 31, 2009, DRL agreed to prepay a portion of all purchase orders made through September 30, 2009 (as amended).  Such prepayments bear interest at 6% per annum from the time the prepayment is made until such time that product is received by DRL under each respective purchase order.  The prepaid purchase orders do not contain any right of offset.  For the three and six months ended June 30, 2009, we recorded $7,912 and $8,692, respectively of interest expense on customer deposits.

(9)   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For the six months June 30, 2009 and 2008, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive.

The following table sets forth the computation of basic and fully diluted shares for the three months ended June 30, 2009 and 2008:

	2009	2008
Shares used in basic per share calculation	18,035,436	17,139,192
Effect of dilutive securities:
Preferred stock	60,000	375,000
Shares issuable upon conversion of debt	11,926,392	—
Shares used in dilutive per share calculation	30,021,828	17,514,192

The following table sets forth the computation of income used in the earnings per share computation for the three months ended June 30, 2009 and 2008:

	2009	2008
Income attributable to common shareholders	$3,711,397	$378,781
Effect of dilutive securities:
Preferred stock	—	—
Conversion of debt	412,988	—
Income attributable to common shareholders and assumed conversions	$4,124,385	$378,781

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Options	5,796,750	5,796,750	5,796,750	5,796,750
Warrants	10,842,609	6,396,817	10,842,609	6,396,817
Convertible debt	—	8,960,614	11,926,392	8,960,614
Preferred stock	—	—	60,000	375,000

(10)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires us to pay quarterly research and development support fees of $22,500 and royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement)  on any product we sell using the licensed technology.  The royalty is subject to an annual minimum royalty which commenced in calendar year 2008.  The minimum annual royalty was $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We have not made the 2009 payment which was due January 1, 2009.  The $200,000 balance is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2009.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the three months ended June 30, 2009 and 2008, we were charged $42,502 and $26,836, respectively, for legal expenses by BYU.  For the six months ended June 30, 2009 and 2008, we were charged $55,257 and $53,566, respectively, for legal expenses by BYU. These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  The term of the BYU license is for the life of the underlying patents which expire commencing in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires us to pay a royalty of 5% of net sales as defined in the agreement.  The royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from sub-licensed products are subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the three months ended June 30, 2009 and 2008, we were charged $7,874 and $9,603, respectively, for legal fees associated with the UC Agreement.  During the six months ended June 30, 2009 and 2008, we were charged $11,993 and $9,686, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Transactions with Osmotics

Osmotics is the former parent company of Ceragenix Corporation and holds 12,222,170 shares of our common stock and warrants to acquire 1,007,161 shares of our common stock at a price of $2.18 per share.  Additionally, our Chairman and Chief Executive officer is a shareholder of Osmotics and his spouse is Osmotics’ Chairperson and Chief Executive Officer.  During the three and six months ended June 30, 2009 and 2008, we had or were affected by the following transactions with Osmotics.

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

•                  Monthly payments of $10,000 commenced on April 1, 2009 and continue until such time that we receive at least $3,500,000 in aggregate net proceeds (as defined in the amendment) from debt or equity transactions and/or upfront and/or milestone payments under commercialization transactions for EpiCeram® or Ceragenins™ ;

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

In connection with amending the Sublicense Agreement, we exercised the purchase option to acquire Triceram®.  We recorded the purchase at fair value using the guidance set forth in SFAS No 141(revised) “Business Combinations” (“SFAS 141R”) and SFAS 157. We do not intend on marketing Triceram® as we believe that its highest and best use is as a “defensive asset.” We have allocated the purchase price of $516,000 to a long-lived intangible asset which is reflected as other asset on the accompanying condensed consolidated balance sheets.  We are amortizing the asset over the remaining life of the patent underlying the UC Agreement (64 months).  For the three and six months ended June 30, 2009 we amortized $24,187 and $32,250, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

In connection with acquiring Triceram®, we issued to Osmotics a promissory note.  The note bears interest at 9.5% per annum and the payment terms are described above.  We applied three outstanding receivables from Osmotics totaling $49,606 to the purchase price and note balance (inclusive of the $16,202 described above).  The note is reflected as note payable, related party on the accompanying condensed consolidated balance sheet.

For the three months ended June 30, 2009 and 2008, we charged Osmotics $0 and $4,942, respectively, for legal expenses under the UC Agreement.   For the six months ended June 30, 2009 and 2008, we charged Osmotics $3,084 and $6,362, respectively, for legal expenses under the UC Agreement.   We have recorded these charges to Osmotics as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.   For the three and six months ended June 30, 2009, Osmotics’ revenues from products utilizing the Barrier Repair technology resulted in royalties of $4,328 and $9,400, respectively.  As of June 30, 2009, we have recorded a receivable of $4,328 from Osmotics for the royalties owed under the UC Agreement that we will be required to remit on their behalf.  Additionally, for the three and six months ended June 30, 2008, licensing fees were reduced by $6,250 and $12,500 for the portion of the minimum royalty previously borne by Osmotics.

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

For the three months ended June 30, 2009 and 2008, we recorded $14,584 and $15,000, respectively, net, under the Shared Services Agreement.  For the six months ended June 30, 2009 and 2008, we recorded $29,584 and $30,000, respectively, net, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

(11)   SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of financial statement issuance, August 19, 2009.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q (this “Form 10-Q”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements are based on the current expectations of or forecasts of future events made by our management.  Forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Many factors, for example, governmental regulation, general economic and capital market conditions in the United States, and competition in our industry, will be important in determining future results.  No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

For the periods ended June 30, 2009 and 2008, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  We record (or will record) revenue under the DRL Agreement as follows:

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

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165 “Subsequent Events” (“SFAS No. 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  We adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Statements” (“FSP FAS 107-1”).  FSP FAS 107-1 amends the disclosure requirements of SFAS No. 107,

“Disclosures about Fair Value of Financial Instruments” for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 requires public companies to disclose the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  FSP FAS 107-1 is effective for interim periods beginning after June 15, 2009.  We have not completed our evaluation of FSP FAS 107-1.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining Whether an Instrument (or an Embedded Feature”) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  Adoption of EITF 07-5 has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

On June 29, 2009, the FASB issued SFAS No. 168 “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  We will adopt SFAS No. 168 for the quarterly period ending September 30, 2009, as required, and adoption is not expected to have a material impact on our financial statements taken as a whole.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008

Revenue

For the three months ended June 30, 2009 and 2008, our sole source of revenue was the DRL Agreement.  Revenue consists of the following components:

	2009	2008
Product revenue	$827,942	$—
Milestone recognition	64,749	18,750
	$892,691	$18,750

The increase in revenue between periods is the result of the launch of EpiCeram in September 2008.

Cost of Goods Sold

For the three months ended June 30, 2009, cost of goods sold was $666,381 compared to $0 for 2008.

Licensing Fees and Royalties

We pay licensing fees and royalties under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the three months ended June 30, 2009 and 2008, licensing fees and royalties were as follows:

	2009	2008
Ceragenin Technology	$72,500	$51,667
Barrier Repair Technology	41,397	6,250
	$113,897	$57,917

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2009.  The increase in Barrier Repair technology royalties is due to the increase in product revenue between periods.

Research and Development

Research and development expense for the three months ended June 30, 2009, decreased by $16,354 or approximately 39%

compared to the prior year period.  The decrease is primarily the result of a planned effort to reduce research and development costs due to our limited financial resources.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during 2009.  In order to develop Cerashield™ and NeoCeram® in a more timely manner, or at all, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009, decreased by $377,610 or approximately 31% compared to the prior year period.  The decrease in expense between years was primarily due to decreases in investor relations, legal, travel and entertainment, and stock compensation expenses.  Investor relations expense decreased primarily due to amortization of Series B Preferred Stock during 2008.  As discussed further in Note 4, during 2007 we entered into agreements with two investor relations firms whereby we issued Series B Preferred Stock as consideration for the services.  The assigned value of the Series B Preferred Stock was amortized over the lives of the related agreements which expired during the third quarter of 2008.  Accordingly, there was no expense during 2009 for these shares.  Legal and travel expenses decreased as a result of our focus on reducing discretionary expenditures.  Stock compensation expense decreased as the result of certain stock options issued in prior years becoming fully vested during 2008.  As a result, compensation expense related to those options was no longer recognized during 2009.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended June 30, 2009 decreased by $545,544 compared to the prior year period.

Other Income (Expense)

Other income for the three months ended June 30, 2009 increased by $2,767,072 compared to the prior year period.  The increase in income between years was primarily the result of an increase in the gain on value of derivative liabilities between periods.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2009 increased by $3,332,616 compared to the prior year period.

Preferred Stock Dividends

We did not accrue preferred stock dividends during the three months ended June 30, 2009 as a result of the conversion of Series A Preferred Stock into common shares during the second quarter of 2008.  Preferred stock dividends were $20,000 for the three months ended June 30, 2008.

Income Attributable to Common Shareholders

As a result of the factors described above, the income attributable to common shareholders for the three months ended June 30, 2009 increased by $3,332,616 compared to the prior year period.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008

Revenue

For the six months ended June 30, 2009 and 2008, our sole source of revenue was the DRL Agreement.  Revenue consists of the following components:

	2009	2008
Product revenue	$1,052,053	$—
Milestone recognition	125,054	37,500
	$1,177,107	$37,500

The increase in revenue between periods is the result of the launch of EpiCeram in September 2008.

Cost of Goods Sold

For the six months ended June 30, 2009, cost of goods sold was $803,270 compared to $0 for 2008.

Licensing Fees and Royalties

For the six months ended June 30, 2009 and 2008, licensing fees and royalties were as follows:

	2009	2008
Ceragenin Technology	$145,000	$111,667
Barrier Repair Technology	52,603	12,500
	$197,603	$124,167

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2009.  The increase in Barrier Repair technology royalties is primarily due to the increase in product revenue between periods.

Research and Development

Research and development expense for the six months ended June 30, 2009, decreased by $79,755 or approximately 70% compared to the prior year period.  The decrease is primarily the result of a planned effort to reduce research and development costs due to our limited financial resources.

General and Administrative

General and administrative expenses for the six months ended June 30, 2009, decreased by $677,005 or approximately 28% compared to the prior year period.  The decrease in expense between years was primarily due to decreases in investor relations, legal, travel and entertainment, and stock compensation expenses.  Investor relations expense decreased primarily due to amortization of Series B Preferred Stock during 2008.  As discussed further in Note 4, during 2007 we entered into agreements with two investor relations firms whereby we issued Series B Preferred Stock as consideration for the services.  The assigned value of the Series B Preferred Stock was amortized over the lives of the related agreements which expired during the third quarter of 2008.  Accordingly, there was no expense during 2009 for these shares.  Legal and travel expenses decreased as a result of our focus on reducing discretionary expenditures.  Stock compensation expense decreased as the result of certain stock options issued in prior years becoming fully vested during 2008.  As a result, compensation expense related to those options was no longer recognized during 2009.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended June 30, 2009 decreased by $1,019,661 compared to the prior year period.

Other Income (Expense)

Other expense for the six months ended June 30, 2009 increased by $2,106,465 compared to the prior year period.  The increase in expense between years was the net result of recording a gain on value of derivative liabilities during 2008 compared to a loss during 2009 partially offset by a charge for the fair value of adjusting the exercise price of convertible securities during 2008 that was recorded as a component of interest expense.

Net loss

As a result of the factors described above, the net loss for the six months ended June 30, 2009 increased by $1,086,804 compared to the prior year period.

Preferred Stock Dividends

We did not accrue preferred stock dividends during the six months ended June 30, 2009 as a result of the conversion of Series A Preferred Stock into common shares during the second quarter of 2008.  Preferred stock dividends were $80,000 for the six months ended June 30, 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders for the six months ended June 30,

2009 increased by $1,006,804 compared to the prior year period.

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

Our ability to raise additional capital is constrained by the following factors related to our capital structure and market for our common stock:

•                  The existence and terms of our convertible debt securities (see discussion provided under Note 3 to the financial statements) contain a number of provisions which many new investors may find problematic including the following:

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

•                  As of June 30, 2009, there were 20,785,603 common shares underlying the conversion of the debt and exercise of warrants held by the debtholders.  This represents a significant overhang and creates uncertainty for new investors;

•                  Under most circumstances, we would be required to obtain approval from the debtholders in order to execute a future funding transaction; and

•                  Any, or all, of these provisions could result in a new investor seeking a waiver, or permanent amendment, to the debt agreements in order to consummate a funding transaction.  There is no assurance that the debtholders would agree to a waiver or any change to the terms of the debt agreements.

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

•                  The recent trading price of our common stock is below the conversion price of the convertible debt creating the following issues:

•                  Any transaction at or near market price would result in an adjustment to the conversion price of the convertible debt securities and warrants (unless waived by the existing debt holders) resulting in immediate substantial dilution to our current shareholders and new investors; and

•                  We would likely have to issue a number of shares that would/could result in the new investors owning a significant percentage of our common shares, if not result in a change of control.  Many investors do not want, or are prohibited from, owning such a significant percentage of an investee.

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

Operating Activities

As of June 30, 2009, we had $946,411 of cash and cash equivalents.  During the six months ended June 30, 2009, $303,962 of cash was provided by operating activities compared to $762,303 used in operating activities during the same period of 2008.  The increase in cash provided by operating activities between years is primarily the net result of a decrease in the cash operating loss, an increase in current liabilities and a decrease in cash paid for interest expense partially offset by a decrease between periods in deferred revenue.  We anticipate that our cash requirements for inventory manufacturing will increase as EpiCeram® orders increase during the remainder of 2009.  As discussed further in Note 8, we have temporarily mitigated this requirement by negotiating the partial prepayment of purchase orders from DRL through September 30, 2009.  We consider it unlikely that DRL will continue this program beyond September 30, 2009.  Accordingly, this will increase our working capital requirements in the fourth quarter of 2009.

Investing Activities

Cash flows from investing activities were $0 for the six months ended June 30, 2009.  As of June 30, 2009, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended June 30, 2009, $27,992 of cash was provided by financing activities representing net borrowings under insurance financing notes partially offset by principal payment made under a related party note payable.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 3 to the condensed consolidated financial statements.

Other Commitments

Under the terms of the DRL Agreement, we are obligated to reimburse DRL up to $140,000 for costs incurred in connection with an EpiCeram® clinical trial being sponsored by DRL.  We expect to be invoiced for these costs during the third and fourth quarters of 2009.

Outlook

As of June 30, 2009, we had cash and cash equivalents of $946,411.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Among other things, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000.   During the six month period ended June 30, 2009, we received the last Non-Sales Milestone payment ($1,000,000) from DRL.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we do not anticipate earning any Net Sales Milestone payments until sometime in 2010.

As discussed above, during the six months ended June 30, 2009, we entered into the International Agreements to commercialize EpiCeram®.  We expect commercialization activities to commence under the Asian Agreement and Canadian Agreement during the fourth quarter of 2009.  We expect that commercialization of EpiCeram® under the EU Agreement to commence in the third quarter of 2010.  Under the Canadian Agreement, we are to receive a $200,000 milestone payment upon

EpiCeram® receiving regulatory approval in Canada.  We expect to earn this milestone payment during the fourth quarter of 2009.  We do not expect the International Agreements to have a material impact on our liquidity or results of operations during 2009.

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

•                  50% of the net revenue received from the sale of NeoCeram®;

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

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30th, then the remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 3 for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

We made the scheduled quarterly payment to the debt holders on June 30, 2009.  However, the scheduled payment was not sufficient to pay the quarterly interest in full.  The unpaid accrued interest was added to the debt balance.

While we believe that the Amended Convertible Debt Agreements were more favorable to the Company than the original convertible debt agreements at the time of the amendments, the Dedicated Revenue streams are not a sustainable arrangement and will ultimately need to be modified.  In addition, there are a number of factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

•                  The presence of $9,541,114 in secured convertible debt with most favored nation and other pricing protection;

•                  The Dedicated Revenue Streams will reduce future cash flows retained by the Company for operations;

•                  12,004,569 shares of our common stock (or approximately 66% of our issued and outstanding shares) are currently held in escrow for Osmotics Corporation (“Osmotics”) awaiting exchange with its shareholders.  Osmotics has advised us that it must complete its exchange transaction by November 2010 in order to preserve the tax free nature of the transaction;

•                  Limitations on our ability to register common shares and common shares underlying convertible debt securities sold in private placement transactions;

•                  A lack of trading volume in our common stock;

•                  Our limited operating history and lack of profitable operations; and

•                  The economic downturn and uncertainty in the U.S. financial markets.

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least late September 2009.  Accordingly, we will require additional funding within 30 - 45 days of filing this Form 10-Q.   We are working with several

parties to raise additional capital for the Company.  As of the date of this Form 10-Q, we have no firm commitments for funding and as described above, our ability to access the capital markets may be severely limited.  Additionally, any funding transaction will likely require restructuring of the Amended Convertible Debt Agreements.  While the debt holders have amended the terms of their agreements in the past, there is no assurance that they will agree to do so in the future.

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

Contractual Obligations

We had the following contractual obligations at June 30, 2009, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Debt	$481,258	$9,435,677	$70,508	$—	$9,987,443
License Agreements	640,000	880,000	880,000	3,120,000	5,520,000
Shared Service Agreement	30,000	—	—	—	30,000
Clinical Study Funding Obligation	140,000	—	—	—	140,000
Purchase Commitments	1,008,691	—	—	—	1,008,691
	$2,299,949	$10,315,677	$950,508	$3,120,000	$16,686,134

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CERAGENIX PHARMACEUTICALS, INC.

Date:	August 19, 2009	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	August 19, 2009	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer