Form 10-Q
period 2009-09-30
CERAGENIX PHARMACEUTICALS, INC.
filed 2009-11-13
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended SEPTEMBER 30, 2009

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

As of November 13, 2009, the registrant had 18,183,293 shares of its common stock ($.0001 par value) outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$306,393	$614,457
Accounts receivable	135,241	261,615
Related party receivables	4,870	44,135
Inventory	627,757	164,628
Prepaid expenses, deposits and other	262,917	91,768
Total current assets	1,337,178	1,176,603

Property and equipment, net	6,105	11,927
Other asset	459,563	—
Total assets	$1,802,846	$1,188,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Trade accounts payable	$314,151	$159,403
Accrued compensation	591,000	591,000
Accrued licensing fees	222,500	—
Customer deposits	752,454	—
Other accrued liabilities	668,705	289,131
Deferred revenue	258,996	205,663
Current portion of Convertible Notes and 2006 Debentures, less discount of $90,821	652,664	—
Derivative liabilities	416,404	—
Current portion of note payable, related party	83,365	—
Total current liabilities	3,960,239	1,245,197

Derivative liabilities, net of current portion	5,038,023	819,226
Deferred revenue, net of current portion	4,427,639	3,670,775
Convertible Notes, net of current portion	3,219,264	3,252,575
2006 Debentures, net of current portion, net of discount of $1,098,836 and $1,586,210, respectively	4,677,227	4,248,740
Note payable, related party, less current portion	339,821	—
Total liabilities	21,662,213	13,236,513

STOCKHOLDERS’ DEFICIT:

Series B Preferred stock, no par value, 495,000 shares authorized; 60,000 and 315,000 shares issued and outstanding, respectively; liquidation preferences of $135,000 and $708,750, respectively	135,000	708,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,123,293 and 17,808,293 shares issued and outstanding, respectively	1,813	1,781
Additional paid-in capital	19,626,358	18,459,423
Accumulated deficit	(39,622,538)	(31,217,937)
Total stockholders’ deficit	(19,859,367)	(12,047,983)
Total liabilities and stockholders’ deficit	$1,802,846	$1,188,530

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE	$396,429	$292,758	$1,573,536	$330,258

COST OF GOODS SOLD	225,349	267,486	1,028,619	267,486

GROSS MARGIN	171,080	25,272	544,917	62,772

OPERATING EXPENSES:
Licensing fees and royalties	89,084	53,750	286,687	177,917
Research and development	163,340	128,935	196,867	242,217
General and administrative	872,131	976,857	2,641,173	3,422,904
	1,124,555	1,159,542	3,124,727	3,843,038

Loss from operations	(953,475)	(1,134,270)	(2,579,810)	(3,780,266)

OTHER EXPENSE:
Interest and other, net	(499,665)	(5,257,310)	(1,189,590)	(9,361,936)
Gain (loss) on value of derivative liability	(2,176,056)	901,006	(4,635,201)	3,887,027
	(2,675,721)	(4,356,304)	(5,824,791)	(5,474,909)

NET LOSS	(3,629,196)	(5,490,574)	(8,404,601)	(9,255,175)

PREFERRED STOCK DIVIDENDS	—	—	—	(80,000)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,629,196)	$(5,490,574)	$(8,404,601)	$(9,335,175)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	18,123,293	17,704,815	17,990,161	17,081,527

LOSS PER SHARE:
Basic and diluted	$ (. 20)	$(.31)	$(.47)	$(.55)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,404,601)	$(9,255,175)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on value of derivative liabilities	4,635,201	(3,887,027)
Amortization of debt discount	396,553	1,353,776
Stock-based compensation expense	602,513	1,212,383
Interest expense added to convertible debt balance	651,287	220,651
Depreciation and amortization expense	62,260	8,930
Warrants issued for services	13,204	—
Fair value of adjustment to exercise price of convertible securities	—	6,450,384
Fair value of warrants issued for amending debt agreements	—	920,091
(Increase) decrease in accounts receivable	126,374	(95,182)
Increase in prepaid expenses, deposits and other	(63,171)	(38,807)
Increase in inventory	(463,129)	(258,661)
Increase in accounts payable, accrued liabilities and customer deposits	1,338,090	116,762
Increase in deferred revenue	810,197	2,437,228
Net cash used in operating activities	(295,222)	(814,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,052)
Net cash used in investing activities	—	(7,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to Osmotics under promissory note	(49,027)	(50,000)
Repayments from Osmotics under promissory note	—	25,000
Borrowings under insurance financing agreement	88,454	84,434
Payments under insurance financing agreement	(52,269)	(51,568)
Net cash provided by (used in) financing activities	(12,842)	7,866

Net decrease in cash and cash equivalents	(308,064)	(813,833)

Cash at the beginning of period	614,457	2,213,654

Cash at the end of period	$306,393	$1,399,821

(Continued)

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months ended September 30,
	2009	2008
Cash paid during period for:
Interest	$134,769	$482,982
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months ended September 30,
	2009	2008

Assets acquired in exchange for note payable, related party	$516,000	$—
Related party receivables applied to note payable, related party	$49,606	$—
Conversion of preferred stock and accrued dividends into common stock	$—	$240,000
Accrual of preferred stock dividends	$—	$80,000
Conversion of accrued interest into common stock	$—	$40,000

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, January 1, 2009	315,000	$708,750	17,808,293	$1,781	$18,459,423	$(31,217,937)	$(12,047,983)

Stock-based compensation expense	—	—	—	—	445,013	—	445,013
Conversion of preferred shares to common shares	(315,000)	(708,750)	315,000	32	708,718	—	—
Issuance of preferred shares for services	60,000	135,000	—	—	—	—	135,000
Warrants issued for services	—	—	—	—	13,204	—	13,204
Net loss	—	—	—	—	—	(8,404,601)	(8,404,601)
BALANCES, September 30, 2009	60,000	$135,000	18,123,293	$1,813	$19,626,358	$(39,622,538)	$(19,859,367)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2009

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  Our Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  DRL launched sales and marketing efforts during October 2008.  During 2009, we entered into supply and distribution agreements to commercialize EpiCeram® in Canada (the “Canadian Agreement”), certain Southeast Asian countries (the “Asian Agreement”), the European Union (the “EU Agreement”), and Israel (collectively the “International Agreements”).  We expect commercialization activities under the Canadian and Asian Agreement to commence during the fourth quarter of 2009.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and as of September 30, 2009, we had a stockholders’ deficit of $19,859,367 and a working capital deficit of $2,623,061.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  In order to commercialize the majority of our planned products in the United States, we will require marketing clearance from the FDA.  To date, we have received clearance to market one product, EpiCeram®.

As of September 30, 2009, we had cash of $306,393.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Among other things, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000.   During the nine month period ended September 30, 2009, we received the last Non-Sales Milestone payment ($1,000,000) from DRL.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we do not anticipate earning any Net Sales Milestone payments until late 2010 at the earliest.

As discussed above, during the nine months ended September 30, 2009, we entered into the International Agreements to commercialize EpiCeram®.  We expect commercialization activities to commence under the Asian Agreement and Canadian Agreement during the fourth quarter of 2009.  We expect that commercialization of EpiCeram® under the EU Agreement will commence in the third quarter of 2010.  Under the Canadian Agreement, we are to receive a $200,000 milestone payment upon EpiCeram® receiving regulatory approval in Canada.  Subsequent to September 30, 2009, we earned and received this milestone payment.  We do not expect the International Agreements to have a material impact on our results of operations during 2009.

As previously disclosed in prior periodic reports, in the third quarter of 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extended the maturity date of the debt to December 31, 2011 and required that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

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

While we believe that the Amended Convertible Debt Agreements were more favorable to the Company than the original convertible debt agreements at the time of the amendments, the Dedicated Revenue streams are not a sustainable arrangement and will ultimately need to be modified.  We are currently in such discussions with the debtholders, but no formal agreement has been reached.  In addition to the 12,173,515 shares issuable upon conversion, as well as other terms of the convertible debt including most favored nation price protection, there are a number of other factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

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

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least mid December 2009.  Accordingly, we will require additional funding within 30 days of filing this Form 10-Q.   We are working with several parties to raise additional capital for the Company.  As of the date of this Form 10-Q, we have no firm commitments for funding and as described above, our ability to access the capital markets may be severely limited.  Additionally, any funding transaction will likely require restructuring of the Amended Convertible Debt Agreements.  While the debt holders have amended the terms of their agreements in the past, there is no assurance that they will agree to do so in the future.

There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it will likely be on terms that substantially dilute our current shareholders.  In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

Basis of Presentation

For the three and nine months ended September 30, 2009 and 2008, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ceragenix Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at September 30, 2009 and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2009 and 2008.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Codification of US GAAP

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, hereafter referred to as Accounting Standards Codification (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC Topic 105 effective with our consolidated financial statements as of September 30, 2009.  The adoption of ASC Topic 105 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements (Not Effective as of the Date of Adoption of the FASB Codification)

The following FASB accounting standards shall remain authoritative until such time that each is integrated into the Codification:  (1) FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 166”) and (2) FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”)

In June 2009, the FASB issued FAS 166.  The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  FAS 166 must be applied to transfers occurring on or after the effective date.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FAS 167.  The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities, in particular to address:  (1) the effects on certain provisions of FASB ASC Topic 810 (“ASC Topic 810”), as a result of the elimination of the qualifying special-purpose entity concept in FAS 166 and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

•                  The first amendment ( the “First Amendment”) dated June 29, 2007;

•                  The second amendment ( the “Second Amendment”) dated November 30, 2007;

•                  The third amendment ( the “Third Amendment”) dated July 1, 2008; and

•                  The fourth amendment ( the “Fourth Amendment”) dated September 25, 2008

As amended, the 2006 Debentures convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The 2006 Debentures accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred, with accrued interest for the period added to the principal balance.  The maturity date of the 2006 Debentures is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.  We made the June 30, 2009 and September 30, 2009 quarterly payments in accordance with the terms of the Fourth Amendment.  However, the Dedicated Revenue Streams were not sufficient to pay the quarterly interest in full.  The unpaid accrued interest was added to the debt balance.  As of September 30, 2009, the principal balance of the 2006 Debentures was $6,253,468.

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

The anti dilution features of the 2006 Debentures did not meet the definition of “standard” anti dilution features.  Therefore, the conversion feature of the 2006 Debentures was considered an embedded derivative.  Accordingly, we bifurcated the derivative from the 2006 Debenture (host contract) and recorded the liability at its fair value of $2,831,858 with a corresponding entry to debt discount. The fair value of the derivative liability was determined using the Black-Scholes option pricing model.

We evaluated both the Second and Fourth Amendments to determine whether the amendments met the definition of a major modification of debt in accordance with the applicable accounting rules.  An amendment is considered a major modification if the present value of the cash flows under the terms of the amended debt instrument are greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  We did not evaluate the First and Third Amendments as those amendments did not impact future cash flows.  Based on our analysis, the Fourth Amendment was not considered a major modification of the debt while the Second Amendment was considered a major modification.  Accordingly, in connection with the Second Amendment, the outstanding unamortized discount balance of $1,899,747 related to the debt conversion feature was written off and the fair value of the conversion feature of the amended 2006 Debentures was recorded at its fair value of $1,527,389 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.  The difference between the unamortized discount balance associated with the original debt, and the fair value of the conversion feature of the new debt was included in the calculation of loss on extinguishment of debt.  The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying condensed consolidated balance sheet.  The debt discount is being amortized on a straight-line basis over the remaining life of the 2006 Debentures.

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

For the three months ended September 30, 2009 and 2008, we amortized $132,185 and $264,367, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying condensed consolidated statements of operations.   For the nine months ended September 30, 2009 and 2008, we

amortized $396,553 and $925,285, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants.

In connection with the First, Second and Fourth Amendments, we provided the holders the following consideration:

•                  First Amendment — Issued five- year warrants to acquire 400,000 shares of our common stock at an initial exercise price of $2.25 per share (the “First Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.  As a result of several adjustments (most recently the Fourth Amendment), the exercise price of the First Amendment Warrants has been reduced to $.80 per share and the number of common shares underlying the warrants has been increased to 1,125,000;

•                  Second Amendment — We agreed to increase the outstanding principal balance of the 2006 Debentures by 10% ($500,000).  As discussed above, the Second Amendment was considered the issuance of new debt.

•                  Fourth Amendment — In addition to the revision of the terms of the 2006 Debentures described above, we issued new five-year warrants to the holders giving them the right to purchase up to 1,718,750 shares of the Company’s common stock at an initial exercise price of $.80 per share (subject to adjustment) (the “Fourth Amendment Warrants”).  All other terms of the warrants are identical to the 2006 Debenture Warrants.  Accordingly, they also meet the definition of a derivative.  We valued these warrants using the Black-Scholes option pricing model.

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
$2,569,983

During the three and nine months ended September 30, 2009, $126,948 and $418,518, respectively, of accrued interest was added to 2006 Debenture principal balance.  During the three and nine months ended September 30, 2008, $165,000 of accrued interest was added to the principal balance.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock (the “Convertible Notes”).  We have modified the Convertible Note agreements with the holders three times since the original sale as follows:

•                  An amendment dated November 28, 2007 (the “November 2007 Amendment”);

•                  A consent and waiver agreement dated June 30, 2008 (the “June 2008 Waiver”); and

•                  An amendment dated August 20, 2008 (the “August 2008 Amendment”).

As amended, the Convertible Notes convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The Convertible Notes accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred with accrued interest for the period added to the principal balance.  The maturity date of the Convertible Notes is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.   We made the June 30, 2009 and September 30, 2009 quarterly payments in accordance with the August 2008 Amendment.   However, the Dedicated Revenue Streams were not sufficient to pay the quarterly interest in full.  The unpaid accrued interest was added to the debt balance.  As of September 30, 2009, the principal balance of the Convertible Notes was $3,485,344.

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

We can force the conversion of the Convertible Notes provided (i) we have registered the common shares underlying the Convertible Notes and (ii) the closing bid price of our common stock has equaled or exceeded $1.60 (as adjusted) for 20 consecutive trading days.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion and certain other restrictions based on the trading volume of our stock.  The conversion price of the Convertible Notes was to be adjusted downward if either a “default” or “milestone default” (both defined in the agreements) were to occur.  However, in order for the conversion price to be adjusted, both (i) a default or milestone default would have to occur and (ii) the volume weighted average price of our common stock for the five days preceding the default (the “Five Day VWAP”) would have to be less than the stated conversion price.  If the Five Day VWAP was less than the conversion price, then the conversion price would be adjusted to the Five Day VWAP.  An adjustment to the conversion price due to a default could take place at any time during the year.  An adjustment due to a milestone default could only take place on a Reporting Date (the date we file an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q).  There are no further potential milestone defaults under the Convertible Notes.  Our obligation to repay the Convertible Notes is secured by a first lien security interest on all of our tangible and intangible assets.

Upon filing our Quarterly Report on Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the First Amendment Warrants to $.96 per share.  For the nine months ended September 30, 2008, we recorded $2,624,629 for the fair value of the reductions in conversion price resulting from milestone defaults which is included in interest expense on the accompanying condensed consolidated statements of operations with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

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

The anti dilution features of the Convertible Notes did not meet the definition of “standard” anti dilution features.  Therefore, the conversion feature of the Convertible Notes was considered an embedded derivative.  Accordingly, we bifurcated the derivative from the Convertible Notes (host contract) and recorded the liability at its fair value of $1,792,000 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.

The Convertible Note Warrants also meet the definition of a derivative due to the cashless exercise provision.  Accordingly, we bifurcated the derivative from the Convertible Note Warrants (host contract) and recorded the liability at its fair value of $1,237,073 with a corresponding entry to debt discount.  The Convertible Note Warrants were valued using the Black-Scholes option pricing model.

We evaluated both the November 2007 and August 2008 Amendments to determine whether the amendments met the definition of a major modification of debt in accordance with the applicable accounting rules.  We did not evaluate the June 2008 as it did not impact future cash flows.  Based on our analysis, the August 2008 Amendment was not considered a major modification of the debt while the November 2007Amendment was considered a major modification.  As a result, the November 2007 Amendment was considered the issuance of a new debt instrument.  We recorded the amended Convertible Notes at fair value as of the amendment date.  We used the Black-Scholes option pricing model to determine fair value.  The difference between the fair value of the amended Convertible Notes and the fair value of the Convertible Notes prior to the amendment was recorded as a loss on extinguishment of debt.

The debt discount associated with the Convertible Notes was amortized over the life of the Convertible Notes as amended by the November 2007 Amendment.  The debt discount associated with the Convertible Note Warrants was amortized over the original life of the Convertible Notes.  For the three and nine months ended September 30, 2008, we amortized $0 and $428,491, respectively, of debt discount associated with the Convertible Notes which is included in interest expense in the accompanying condensed consolidated statements of operations.

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
$2,175,863

During the three and nine months ended September 30, 2009, $70,750 and $232,769, respectively, of accrued interest was added to Convertible Notes principal balance.  During the three and nine months ended September 30, 2008, $55,651 of accrued interest was added to the debt balance.

Including the related party note payable described below in Note 10, maturities of debt that could require cash are as follows as of September 30, 2009:

Year	Amount
2009	$20,108
2010	1,212,332
2011	8,705,675
2012	103,145
2013	113,382
Thereafter	7,356
10,161,998
Less debt discount	(1,189,657)
$8,972,341

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

Series B Preferred Stock

The Board has also authorized the issuance of 495,000 shares of Series B Preferred Stock (“Series B”).  Series B has a stated value of $2.25 per share and does not accrue dividends.  Series B is convertible into shares of the Company’s common stock at the option of the holder at a rate of one share of common stock for each share of Series B.  In the event of liquidation, Series B ranks junior to all debt of the Company.

In June 2009, we entered into an agreement with an investor relations firm to provide certain services over a three month period.  Under the terms of the agreement, we issued 60,000 shares of Series B as consideration for the services.  We valued these shares at $135,000 which represents the liquidation preference value of the Series B shares that were issued.  We believe that the liquidation preference is the best measurement of fair value for the securities.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the term of the agreement.  For the three and nine months ended September 30, 2009, we amortized $112,500 and $135,000, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  In September 2009, we renewed this agreement for an additional three months for identical consideration.  Accordingly, we agreed to issue an additional 60,000 shares of Series B which were valued and recorded at the liquidation preference value of $135,000.  These shares were issued subsequent to September 30, 2009.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to accrued liabilities.  We are amortizing the prepaid expense over the term of the agreement.  For the three and nine months ended September 30, 2009, we amortized $22,500 which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

Equity Incentive Plan

On May 29, 2008, our shareholders approved the Ceragenix Pharmaceuticals, Inc. 2008 Omnibus Incentive Plan (the “2008 Plan”).  The purpose of the 2008 Plan is to enhance our ability to attract and retain officers, directors, key employees and other persons, and to motivate such persons to serve the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, and cash bonus awards.  Stock options granted under the 2008 Plan may be non-qualified stock options or incentive stock options, except that stock options granted to outside directors and any consultants or advisors shall in all cases be non-qualified stock options.  The 2008 Plan is administered by the Compensation Committee of the Board.  The number of common shares reserved for issuance under the 2008 Plan is 3,000,000.  In June 2008, the Compensation Committee awarded 699,000 incentive stock options and 192,000 non-qualified stock options under the 2008 Plan.  There have been no other awards issued under the 2008 Plan.

For the three months ended September 30, 2009 and 2008, we recorded compensation expense related to employee stock options of $82,911 and $178,889, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded compensation expense related to employee stock options of $440,688 and $627,513, respectively.  The stock option compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.  We did not issue any stock options during the nine months ended September 30, 2009.  The weighted average fair value of stock options at the date of grant issued to employees during the nine months ended September 30, 2008 was $.36 per share.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Volatility	49.6	% - 50.5%
Dividend yield	0
Risk-free interest rate	2.37	% - 3.20%
Expected term (years)	5.0

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

A summary of stock option activity for the nine months ended September 30, 2009 is presented below.  Except for 699,000 shares, all options presented below are non-qualified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2009	5,796,750	$1.50
Options granted	—	$—
Options exercised	—	—
Options canceled	(106,667)	.93
Outstanding at September 30, 2009	5,690,083	$1.51	5.9 years	$—
Exercisable at September 30, 2009	4,839,083	$1.58	5.9 years	$—

The total fair value of stock options that vested during the three months ended September 30, 2009 and 2008 was $0.  The total fair value of stock options that vested during the nine months ended September 30, 2009 and 2008 was $715,556 and $894,741, respectively.  The intrinsic value of stock options exercised during the three and nine months ended September 30, 2009 and 2008 was $0 as there were no options exercised during these periods. As of September 30, 2009, we had $346,990 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.4 years.

Additionally, in periods prior to 2008, we issued stock options to new scientific advisory board members. We valued these grants using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the three months ended September 30, 2009 and 2008, we amortized $1,442 and $1,844, respectively of compensation expense related to scientific advisory board options.  For the nine months ended September 30, 2009 and 2008, we amortized $4,325and $15,338, respectively of compensation expense related to scientific advisory board options.

Warrants

In December 2008, we entered into an agreement with a financial advisor whereby we agreed to issue warrants to acquire 200,000 shares of common stock as partial compensation for the services.  The warrants have an exercise price of $.80 per share and expire in December 2013.  The warrants were valued at $17,600 using the Black-Scholes option pricing model.  We are amortizing the cost of the warrants on a straight line basis over the one year term of the agreement.  For the three and nine months ended September 30, 2009, we amortized $4,402 and $13,204, respectively, which is reflected in general and administrative expense on the accompanying condensed consolidated statements of operations.

For a description of warrants issued in connection with debt transactions please see Note 3 above.

(5)         DERIVATIVES

The applicable accounting rules require that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 3 above.  At September 30, 2009 and December 31, 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

	September 30,	December 31,
	2009	2008
Convertible Debt	$2,981,598	$420,298
Convertible Debt Warrants	2,426,615	393,659
Placement and Finder Warrants	46,214	5,269
	$5,454,427	$819,226

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

(6)         FAIR VALUE

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to the short term maturities of these instruments. The convertible debt securities and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model

The applicable accounting rules require that we determine the fair value of financial assets and liabilities using a fair value hierarchy utilizing three levels of inputs that may be used to measure fair value, as follows:

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

The following table represents the fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2009.  We had no financial assets subject to fair value measurement at September 30, 2009.

		Fair Value Measurements at September 30, 2009 Using
Description	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Debt conversion features	$2,981,598	—	—	$2,981,598
Warrant obligations	2,472,829	—	—	2,472,829
Total derivative liabilities	$5,454,427	—	—	$5,454,427

The following table presents the changes in fair value for liabilities that have no significant observable inputs (Level 3):

Level 3 Convertible Debt And Warrant Obligations
Balance at January 1, 2009	$819,226
Loss on fair value	4,635,201
Balance at September 30, 2009	$5,454,427

(7)         INVENTORY

Inventory is stated at the lower of cost or market value using the first-in, first-out method of accounting.  At September 30, 2009 and December 31, 2008, inventory consisted of the following items:

	September 30, 2009	December 31, 2008

Raw materials	$486,004	$164,628
Work in process	—	—
Finished goods	141,753	—
	$627,757	$164,628

(8)  CUSTOMER DEPOSITS

Customer deposits consist of advance payments of purchase orders made by our customers.  The majority of our deposits are from DRL.  For the period from March through September 2009, DRL agreed to prepay a portion of all purchase orders placed during this period.  Such prepayments bear interest at 6% per annum from the time the prepayment is made until such time that product is received by DRL under each respective purchase order.  The prepaid purchase orders do not contain any right of offset.  For the three and nine months ended September 30, 2009, we recorded $9,809 and $18,501, respectively of interest expense on DRL customer deposits.

(9)  EARNINGS (LOSS) PER SHARE

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

Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Three and Nine Months Ended September 30,
	2009	2008

Options	5,690,083	5,796,750
Warrants	10,747,609	10,642,609
Convertible debt	12,173,515	11,028,550
Preferred stock	60,000	375,000

(10)  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires us to pay quarterly research and development support fees of $22,500 and royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement)  on any product we sell using the licensed technology.  The royalty is subject to an annual minimum royalty which commenced in calendar year 2008.  The minimum annual royalty was $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We have not made the 2009 payment which was due January 1, 2009 nor have we made the quarterly support fee payment due on August 1, 2009.  The $222,500 balance is reflected as accrued licensing fees on the accompanying condensed consolidated balance sheet as of September 30, 2009.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the three months ended September 30, 2009 and 2008, we were charged $33,947 and $17,602, respectively, for legal expenses by BYU.  For the nine months ended September 30, 2009 and 2008, we were charged $101,960 and $71,168, respectively, for legal expenses by BYU. These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  The term of the BYU license is for the life of the underlying patents which expire commencing in 2022.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires us to pay a royalty of 5% of net sales as defined in the agreement.  The royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from sub-licensed products are subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the three months ended September 30, 2009 and 2008, we were charged $2,515 and $2,706, respectively, for legal fees associated with the UC Agreement.  During the nine months ended September 30, 2009 and 2008, we were charged $14,430 and $12,391, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Transactions with Osmotics

Osmotics is the former parent company of Ceragenix Corporation and holds 12,222,170 shares of our common stock and warrants to acquire 1,007,161 shares of our common stock at a price of $2.18 per share.  Additionally, our Chairman and Chief

Executive Officer is a shareholder of Osmotics and his spouse is Osmotics’ Chairperson and Chief Executive Officer.  During the three and nine months ended September 30, 2009 and 2008, we had or were affected by the following transactions with Osmotics.

Osmotics Sublicense Agreement and Triceram® Acquisition

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

•                  Osmotics will no longer be responsible for reimbursing us for 50% of all legal expenses under the UC Agreement; and

•                  Osmotics will no longer be responsible for paying half of the minimum annual royalty under the UC Agreement.

In connection with amending the Sublicense Agreement, we exercised the purchase option to acquire Triceram®.  We recorded the purchase at fair value. We do not intend on marketing Triceram® as we believe that its highest and best use is as a “defensive asset.” We have allocated the purchase price of $516,000 to a long-lived intangible asset which is reflected as other asset on the accompanying condensed consolidated balance sheets.  We are amortizing the asset over the remaining life of the patent underlying the UC Agreement (64 months).  For the three and nine months ended September 30, 2009 we amortized $24,187 and $56,438, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

For the three months ended September 30, 2009 and 2008, we charged Osmotics $0 and $1,353, respectively, for legal expenses under the UC Agreement.   For the nine months ended September 30, 2009 and 2008, we charged Osmotics $3,084 and $7,716, respectively, for legal expenses under the UC Agreement.   We have recorded these charges to Osmotics as a reduction of general and administrative expense on the accompanying condensed consolidated statements of operations.   Additionally, for the three and nine months ended September 30, 2008, licensing fees were reduced by $6,250 and $18,750 for the portion of the minimum royalty previously borne by Osmotics.

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

For the three months ended September 30, 2009 and 2008, we recorded $15,000 and $15,000, respectively, net, under the Shared Services Agreement.  For the nine months ended September 30, 2009 and 2008, we recorded $44,584 and $45,000, respectively, net, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying condensed consolidated statements of operations.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

(11)  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of financial statement issuance, November 13, 2009.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its operations and planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories including having sufficient working capital to fulfill purchase orders within the timeframes required by the agreement and manufacturing EpiCeram® within release specifications; the ability of the Company to service its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the “FDA”); successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  Our Annual Report on Form 10-K for the year ended

December 31, 2008 (the “Form 10-K”) sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in the Form 10-K may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the SEC including the Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed with respect to fiscal 2009.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

For the periods ended September 30, 2009 and 2008, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  We record (or will record) revenue under the DRL Agreement as follows:

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

Derivatives

Our derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to estimate fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

Share-Based Payments

We account for stock option compensation costs at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

Codification of US GAAP

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, hereafter referred to as Accounting Standards Codification (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC Topic 105 effective with our consolidated financial statements as of September 30, 2009.  The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements (Not Effective as of the Date of Adoption of the FASB Codification)

The following FASB accounting standards shall remain authoritative until such time that each is integrated into the Codification:  (1) FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 166”) and (2) FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).

In June 2009, the FASB issued FAS 166.  The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  FAS 166 must be applied to transfers occurring on or after the effective date.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FAS 167.  The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities, in particular to address:  (1) the effects on certain provisions of FASB ASC Topic 810 (“ASC Topic 810”), as a result of the elimination of the qualifying special-purpose entity concept in FAS 166 and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

Revenue

For the three months ended September 30, 2009 and 2008, our sole source of revenue was the DRL Agreement.  Revenue consists of the following components:

	2009	2008
Product revenue	$331,680	$267,486
Milestone recognition	64,749	25,272
	$396,429	$292,758

The increase in revenue between periods is primarily the result of an increase in the Net Sales Component of EpiCeram® product sales.  Revenue for the three months ended September 30, 2009 was adversely impacted by certain manufacturing issues which management believes have been successfully resolved and are unlikely to repeat in the future.

Cost of Goods Sold

For the three months ended September 30, 2009 and 2008, cost of goods sold as a percentage of revenue was as follows:

2009	2008
56.8%	91.4%

The reduction in cost of goods sold as a percentage of revenue between periods is the combined result of (1) an increase in milestone revenue which has no associated cost and (2) an increase in the proportion of EpiCeram® Net Sales Component revenue which also has no associated cost.

Licensing Fees and Royalties

We pay licensing fees and royalties under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the three months ended September 30, 2009 and 2008, licensing fees and royalties were as follows:

	2009	2008
Ceragenin™ Technology	$72,500	$47,500
Barrier Repair Technology	16,584	6,250
	$89,084	$53,750

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2009.  The increase in Barrier Repair technology royalties is due to the increase in product revenue between periods.

Research and Development

Research and development expense for the three months ended September 30, 2009, increased by $34,405 or approximately 27% compared to the prior year period.  The increase is primarily the result of an obligation to partially fund an EpiCeram® clinical trial being conducted by DRL during 2009.   Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during the remainder of 2009.  In order to develop Cerashield™ and NeoCeram® in a more timely manner, or at all, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009, decreased by $104,726 or approximately 11% compared to the prior year period.  The decrease in expense between years was primarily due to decreases in stock compensation, investor relations, legal, and travel and entertainment expenses.  Stock compensation expense decreased as the result of certain stock options issued in prior years becoming fully vested during 2008 combined with no new grants during 2009.  Investor relations expense decreased primarily due to a reduction in monthly cash retainers paid for IR services.  Legal and travel expenses decreased as a result of our focus on reducing such expenditures.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended September 30, 2009 decreased by $180,795 compared to the prior year period.

Other Expense

Other expense for the three months ended September 30, 2009 decreased by $1,680,583 compared to the prior year period.  The decrease in expense between years was primarily the result of certain charges resulting from amending our convertible debt agreements during 2008 that were recorded as interest expense.

Net Loss

As a result of the factors described above, net loss for the three months ended September 30, 2009 decreased by $1,861,378 compared to the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

Revenue

For the nine months ended September 30, 2009 and 2008, our sole source of revenue was the DRL Agreement.  Revenue consists of the following components:

	2009	2008
Product revenue	$1,383,733	$267,486
Milestone recognition	189,803	62,772
	$1,573,536	$330,258

The increase in revenue between periods is the result of EpiCeram® being launched in September 2008.  Accordingly, 2009 consists of a full period of revenue whereas 2008 does not.  Further, revenue for the nine months ended September 30, 2009 was adversely impacted by certain manufacturing issues which management believes have been successfully resolved and are unlikely to repeat in the future.

Cost of Goods Sold

For the nine months ended September 30, 2009 and 2008, cost of goods sold as a percentage of revenue was as follows:

2009	2008
65.4%	81.0%

The reduction in cost of goods sold as a percentage of revenue between periods is the combined result of 1) an increase in milestone revenue which has no associated cost and 2) an increase in the proportion of EpiCeram® Net Sales Component revenue which also has no associated cost.

Licensing Fees and Royalties

For the nine months ended September 30, 2009 and 2008, licensing fees and royalties were as follows:

	2009	2008
Ceragenin Technology	$217,500	$159,167
Barrier Repair Technology	69,187	18,750
	$286,687	$177,917

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2009.  The increase in Barrier Repair technology royalties is primarily due to the increase in product revenue between periods.

Research and Development

Research and development expense for the nine months ended September 30, 2009, decreased by $45,350 or approximately 19% compared to the prior year period.  The decrease is primarily the result of a planned effort to reduce research and development costs due to our limited financial resources.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2009, decreased by $781,731 or approximately 23% compared to the prior year period.  The decrease in expense between years was primarily due to decreases in investor relations, stock compensation, legal, and travel and entertainment expenses.  Investor relations expense decreased primarily due to amortization of Series B Preferred Stock during 2008.  As discussed further in Note 4, during 2007 we entered into agreements with two investor relations firms whereby we issued Series B Preferred Stock as consideration for the services.  The assigned value of the Series B Preferred Stock was amortized over the lives of the related agreements which expired during the third quarter of 2008.      Stock compensation expense decreased as the result of certain stock options issued in prior years becoming fully vested during 2008 combined with no new grants during 2009.  Legal and travel expenses decreased as a result of our focus on reducing discretionary expenditures.

Loss from Operations

As a result of the factors described above, the loss from operations for the nine months ended September 30, 2009 decreased by $1,200,456 compared to the prior year period.

Other Expense

Other expense for the nine months ended September 30, 2009 increased by $349,882 compared to the prior year period.  The increase in expense between years was the net result of recording a gain on value of derivative liabilities during 2008 compared to a loss during 2009 partially offset by charges for amending the terms of our convertible debt securities during 2008 that were recorded as interest expense.

Net loss

As a result of the factors described above, the net loss for the nine months ended September 30, 2009 decreased by $850,574 compared to the prior year period.

Preferred Stock Dividends

We did not accrue preferred stock dividends during the nine months ended September 30, 2009 as a result of the conversion of Series A Preferred Stock into common shares during the second quarter of 2008.  Preferred stock dividends were $80,000 for the nine months ended September 30, 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders for the nine months ended September 30, 2009 decreased by $930,574 compared to the prior year period.

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

•                  As of September 30, 2009, there were 21,032,725 common shares underlying the conversion of the debt and exercise of warrants held by the debt holders.  This represents a significant overhang and creates uncertainty for new investors;

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

•                  The recent trading price of our common stock is below the conversion price of the convertible debt creating the following issues:

•                  Any transaction at or near market price would result in an adjustment to the conversion price of the convertible debt securities and warrants (unless waived by the existing debt holders) resulting in immediate substantial dilution to our current shareholders and new investors; and

•                  We would likely have to issue a number of shares that would/could result in the new investors owning a significant percentage of our common shares, which may result in a change of control.  Many investors do not want, or are prohibited from, owning such a significant percentage of an investee.

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

Operating Activities

As of September 30, 2009, we had $306,393 of cash.  During the nine months ended September 30, 2009, $295,222 of cash was used in operating activities compared to $814,647 used in operating activities during the same period of 2008.  The decrease in cash used in operating activities between periods is primarily the net result of a decrease in the cash operating loss, an increase in current liabilities and a decrease in cash paid for interest expense partially offset by a decrease between periods in deferred revenue.  We anticipate that our cash requirements for inventory manufacturing will increase during the remainder of 2009 and beyond.  As discussed further in Note 8, we had  temporarily mitigated this requirement by negotiating the partial prepayment of purchase orders from DRL through September 30, 2009.  However, this arrangement is no longer in place and accordingly, our working capital requirements will increase in the fourth quarter of 2009.

Investing Activities

Cash flows from investing activities were $0 for the nine months ended September 30, 2009.  As of September 30, 2009, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended September 30, 2009, $12,842 of cash was used in financing activities representing principal payments made under a related party note payable partially offset by net borrowings under insurance financing notes.

We have two series of convertible debt instruments which may affect our future liquidity.  For more information on the Convertible Notes and the Convertible Debentures, see the descriptions in Note 3 to the condensed consolidated financial statements.

Outlook

As of September 30, 2009, we had cash of $306,393.  As previously noted, in November 2007, we entered into the DRL Agreement for the commercialization of EpiCeram® in the United States.  Among other things, the DRL Agreement called for DRL to pay us certain non-sales based milestone payments upon the accomplishment of three specified events (the “Non-Sales Milestones”) of up to $3,500,000.   During the nine month period ended September 30, 2009, we received the last Non-Sales Milestone payment ($1,000,000) from DRL.  Additionally, under the DRL Agreement, we can earn up to $21,250,000 in milestone payments based on cumulative net sales of EpiCeram® (the “Net Sales Milestones”).  However, we do not anticipate earning any Net Sales Milestone payments until late 2010 at the earliest.

As discussed above, during the nine months ended September 30, 2009, we entered into the International Agreements to commercialize EpiCeram®.  We expect commercialization activities to commence under the Asian Agreement and Canadian Agreement during the fourth quarter of 2009.  We expect that commercialization of EpiCeram® under the EU Agreement will commence in the third quarter of 2010.  Under the Canadian Agreement, we are to receive a $200,000 milestone payment upon EpiCeram® receiving regulatory approval in Canada.  Subsequent to September 30, 2009, we earned and received this milestone payment.  We do not expect the International Agreements to have a material impact on our results of operations during 2009.

As previously disclosed in prior periodic reports, in the third quarter of 2008, we negotiated amendments to our existing convertible debt securities (collectively the “Amended Convertible Debt Agreements”).  These debt agreements were previously in technical default.  Among other things, the Amended Convertible Debt Agreements extended the maturity date of the debt to December 31, 2011 and required that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

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

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30th, then the remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  See Note 3 to the condensed consolidated financial statements for a more detailed discussion.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.

While we believe that the Amended Convertible Debt Agreements were more favorable to the Company than the original convertible debt agreements at the time of the amendments, the Dedicated Revenue streams are not a sustainable arrangement and will ultimately need to be modified.  We are currently in such discussions with the debtholders, but no formal agreement has been reached.  In addition to the 12,173,155 shares issuable upon conversion, as well as other terms of the convertible debt including most favored nation price protection, there are a number of other factors which could inhibit the Company’s ability to raise additional capital.  These may include, but are not necessarily limited to, the following:

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

We believe that existing cash on hand in combination with projected operating cash flows should be sufficient to fund our planned corporate activities, all current contractual obligations and planned development activities through at least mid December 2009.  Accordingly, we will require additional funding within 30 days of filing this Form 10-Q.   We are working with several parties to raise additional capital for the Company.  As of the date of this Form 10-Q, we have no firm commitments for funding and as described above, our ability to access the capital markets may be severely limited.  Additionally, any funding transaction will likely require restructuring of the Amended Convertible Debt Agreements.  While the debt holders have amended the terms of their agreements in the past, there is no assurance that they will agree to do so in the future.

There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it will likely be on terms that substantially dilute our current shareholders.  In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects.

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

We had the following contractual obligations at September 30, 2009, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Debt	$826,850	$9,298,431	$36,717	$—	$10,161,998
License Agreements	640,000	880,000	880,000	3,120,000	5,520,000
Shared Service Agreement	15,000	—	—	—	15,000
Purchase Commitments	955,709	—	—	—	955,709
	$2,437,559	$10,178,431	$916,717	$3,120,000	$16,652,707

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

This Item 3 is not required disclosure, as we are a smaller reporting company as defined in the Exchange Act.

ITEM 4T.   CONTROLS AND PROCEDURES

As of September 30, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits
3.1

Certificate of Incorporation (filed as exhibit 3.1 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-100106) filed with the SEC on September 26, 2002 and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on September 29, 2003 and incorporated herein by reference).

3.3

Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (filed as exhibit 5.03 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 11, 2005 and incorporated herein by reference).

3.4

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-125967) filed with the SEC on July 13, 2005 and incorporated herein by reference).

3.5

Amended and Restated Bylaws of the Company (filed as exhibit 3.3 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on January 13, 2003 and incorporated herein by reference).

3.6

Certificate of Designations, Preferences and Rights of Series B Preferred Stock (filed as exhibit 3.1 to registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009 and incorporated herein by reference).

3.7

First Amendment to Certificate of Designations, Preferences and Rights of Series B Preferred Stock (filed as exhibit 3.2 to registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009 and incorporated herein by reference).

3.8

Second Amendment to Certificate of Designations, Preferences and Rights of Series B Preferred Stock (filed as exhibit 3.3 to registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERAGENIX PHARMACEUTICALS, INC.

Date:	November 13, 2009	By:	/s/ Steven S. Porter
Steven S. Porter, Principal Executive Officer

Date:	November 13, 2009	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibits	Description

3.1

Certificate of Incorporation (filed as exhibit 3.1 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-100106) filed with the SEC on September 26, 2002 and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on September 29, 2003 and incorporated herein by reference).

3.3

Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (filed as exhibit 5.03 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 11, 2005 and incorporated herein by reference).

3.4

Certificate of Amendment to Certificate of Incorporation (filed as exhibit 3.4 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-125967) filed with the SEC on July 13, 2005 and incorporated herein by reference).

3.5

Amended and Restated Bylaws of the Company (filed as exhibit 3.3 to registrant’s Registration Statement on Form SB-2/A (Commission File No. 333-100106) filed with the SEC on January 13, 2003 and incorporated herein by reference).

3.6

Certificate of Designations, Preferences and Rights of Series B Preferred Stock (filed as exhibit 3.1 to registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009 and incorporated herein by reference).

3.7

First Amendment to Certificate of Designations, Preferences and Rights of Series B Preferred Stock (filed as exhibit 3.2 to registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009 and incorporated herein by reference).

3.8

Second Amendment to Certificate of Designations, Preferences and Rights of Series B Preferred Stock (filed as exhibit 3.3 to registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to USC Section 1350