Form 10-K
period 2009-12-31
CERAGENIX PHARMACEUTICALS, INC.
filed 2010-04-15
CIK 1180743

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K:   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock ($.0001 par value) held by non-affiliates was approximately $2,177,175  as of June 30, 2009 based upon the average bid and asked price of the registrant’s common stock on the Nasdaq Electronic Bulletin Board.

As of April 12, 2010, the registrant had 18,303,293 shares of its common stock ($.0001 par value) outstanding.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-K will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Ceragenin™ technology; the ability of the Company to meet its obligations under the supply and distribution agreement with Dr. Reddy’s Laboratories; the ability of the Company to service its outstanding convertible debt obligations; the ability of the Company to maintain its intellectual property rights including its ability to pay its obligations under the license agreements within the timeframes required by the agreements;  receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the “FDA”); successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the Company’s ability to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K.  In particular, this Form 10-K sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-K may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K and in other documents that we file from time to time with the SEC including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2010.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our Ceragenin™ technology, licensed from Brigham Young University, covers the composition of matter and use of a broad class of small molecule, positively charged aminosterol compounds.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system and several of these candidates are currently in pre-clinical development.  Ceragenin™ compounds are electrostatically attracted to bacteria, viruses, fungi and cancers that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces.  The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (by tearing holes in the cell walls).  Unlike most antibiotics which are bacteriastatic (prevents the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells).  Our Ceragenin™ technology has shown activity against bacteria, and certain viruses, fungi and cancers in a variety of in vitro tests. While Ceragenins™ have the potential to be developed for a broad range of applications, we intend to focus our efforts on developing them as an antimicrobial treatment for medical devices such as endotracheal tubes, catheters and implantable devices to help combat the growing number of hospital acquired infections in the United States and throughout the world.

To that end, during 2009, we entered into three development agreements with potential commercialization partners that provide these partners with an exclusive period of time to test, evaluate and negotiate commercialization terms for specific devices using our Ceragenin™ technology.  We anticipate entering into several similar agreements during 2010.  It is our expectation that we will be able to generate revenue from the Ceragenin™ technology prior to receiving FDA approvals in the form of upfront and milestone payments under development and sublicense agreements.

Further, during 2009, the National Institutes of Health (the “NIH”) awarded two grants aggregating approximately $4.5 million to third parties for the development of our Ceragenin™ technology.  One of these grants is for the development of CSA-13 as an oral drug to treat Clostrdium difficile and Shigella two common and potentially deadly gastrointestinal infections.  The grant will fund the preclinical development, formulation, toxicology and cGMP scale up to 1 kilogram of CSA-13.  While our stated focus is on developing our anti-infective technology as a coating for medical devices, we are interested in letting others pursue drug applications if it does not require significant financial resources from the Company.  The other grant will evaluate the use of a CSA-13 based coating for orthopedic implants in a preclinical model to evaluate the safety and efficacy of this approach in preventing and eradicating bacterial biofilm.  Bacterial biofilms on implanted orthopedic medical devices is a major medical concern, as such bacterial contamination may lead to serious infections necessitating removal of the implant and treatment with extended courses of antibiotics.  We anticipate that both of these grants will advance the knowledge, understanding, and testing of CSA-13 in ways that may be beneficial to our efforts to create the needed data package to allow regulatory review of Cerashield™ coated or treated devices  in the future.  Most, if not all, of our Cerashield™ coating applications involve use of CSA-13 as the active ingredient.  As CSA-13 has no prior approved use, it is viewed as a New Chemical Entity by the FDA as well as foreign regulatory bodies.  Therefore, data developed under these grants that helps to address the safety and efficacy of CSA-13, as well as cGMP manufacturing of CSA-13, is potentially very valuable to the Company.

We have also licensed patents from the Regents of the University of California for a Barrier Repair technology that is a specific combination of ceramides, cholesterol and fatty acids which are able to create a human-like skin barrier and thus provide patients with a more normal skin barrier function.  This patented Barrier Repair technology is the invention of Dr. Peter Elias, Chairman of our Scientific Advisory Board, and the author of over 500 peer reviewed journal articles.  Our first developed product using this technology is EpiCeram®.

EpiCeram® is a prescription only product intended for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis (“eczema”), irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier, and we believe current therapies are viewed as either lacking effectiveness or in need of improvement.  In April 2006, we received marketing clearance from the FDA to sell EpiCeram® as a medical device pursuant to a 510(k) filing.  The clearance received from the FDA allows us to market EpiCeram® for all of the above listed conditions.  In April 2007, we announced the results of a 113 person clinical trial which demonstrated that EpiCeram® had comparable efficacy to a mid strength steroid in treating the symptoms associated with eczema after 28 days of treatment.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  During September 2008, we shipped the first commercial quantities of EpiCeram® to DRL and DRL officially launched sales and marketing efforts during October 2008.

During 2009, we entered into several exclusive international distribution and supply agreements for EpiCeram®.  Commercialization efforts were launched in Canada under one of these agreements during the latter part of 2009, and we expect commercialization activities to commence in certain Asian countries, certain European countries and Israel during 2010.  Further, we anticipate entering into additional international agreements during 2010.

Our executive offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202.  Our telephone number is (720) 946-6440

OUR STRATEGY

Our principal objective is to be a leading provider of technology used in the prevention and treatment of infectious disease.  More specifically, we want our Cerashield™ antimicrobial coatings to be utilized by leading manufacturers to coat their catheters, implantables and devices to prevent the bacterial colonization of such products.  Bacterial colonization of indwelling medical devices is a leading cause of nosocomial (hospital acquired) infections.  Leading healthcare organizations such as the World Health Organization and the U.S. Centers for Disease Control (the “CDC”) have recognized that the growing number of multidrug resistant bacterial infections poses a major worldwide health risk.  According to the CDC, during 2002, there were approximately 1.7 million nosocomial infections in the United States resulting in 99,000 deaths (up from 13,000 in 1992).  The NIH now estimates that nosocomial infections add between $28 billion and $32 billion annually to health care costs in the United States.  Over half of these infections were attributable to bacterial growth on medical devices and the greatest risk of mortality is associated with multidrug resistant bacterial infections.  In August of 2007, the Center for Medicare Services (CMS) issued a ruling that it will no longer reimburse hospitals for certain hospital acquired infections including those related to urinary tract infections (associated with urinary catheters) and certain central venous line related bloodstream infections.  This ruling went into effect in October 2008.  Each year CMS expects to add additional nosocomial infections to its exclusionary list.  As a result, hospitals and third party payors are seeking solutions from device makers to help reduce the incidence of nosocomial infections.

We believe that our Ceragenin™ class of compounds has the potential to be a solution for combating nosocomial infections.  Our Cerashield™ technology (utilizing CSA-13) is being developed in a variety of forms: (i) as a coating in combination with a polyurethane polymer which may be dip coated onto a broad range of polymeric and metallic medical devices which allows CSA-13 to elute out over time; (ii) as a covalent attachment to polymers (including textiles) and metals to provide a shield against bacterial colonization that does not migrate from the surface; and (iii) by direct incorporation into polymers (during the melt process) to create catheters and other components of medical devices that have antimicrobial activity built into the device without the need for an exterior coating.  Our primary strategy is to license Cerashield™ on a device by device basis to the manufacturers of such devices.  We are evaluating retaining one or more niche applications of the technology to commercialize ourselves once our financial and managerial resources make such approach a viable option.  We believe that antimicrobial treated devices with demonstrated ability to prevent or reduce bacterial colonization can demand premium pricing in the market based on cost savings to payors and/or reduction in morbidity and/or mortality rates.  Our goal is to establish Cerashield™ as the most efficacious antimicrobial technology available for medical devices.  We believe that current antimicrobial approaches (such as silver) are of limited efficacy and duration.  We plan to target Cerashield™ development for several devices with high incidences of infection such as endotracheal tubes, urinary catheters, and central venous catheters as well as those devices associated with less frequent but catastrophic infections.  We believe that there is a broad range of medical devices that would benefit from use of our Cerashield™ technology and we are pursuing collaboration arrangements with medical device manufacturers.  As discussed previously in “The Company”, during 2009, we entered into three formal collaboration agreements with medical device manufacturers and anticipate entering into several new agreements during 2010.

While our in-vitro testing activities have demonstrated that one or more of our lead Ceragenin™ compounds may have efficacy as a pharmaceutical therapy against key pathogens associated with various diseases (e.g. multidrug resistant Pseudomonas aeuroginosa associated with respiratory infections in Cystic Fibrosis patients), we plan to focus on Cerashield™ applications that will be regulated as medical devices as opposed to pharmaceutical therapies which would require regulation as new drugs.  We have based this decision on the following considerations:

•                  Anticipated development costs;

•                  Projected timeframes associated with regulatory approvals;

•                  Heightened awareness on the part of payors, physicians and patients of nosocomial infections;

•                  Anticipated market demand;

•                  Currently available and anticipated competitive products; and

•                  Projected financial resources available to the Company.

However, as discussed previously in “The Company”, during 2009, a consortium of research institutions were awarded a $2.87 million grant to fund the pre-clinical development of a Ceragenin™ based oral drug to treat two common and potentially deadly gastrointestinal infections: Clostrdium difficile and Shigella. The grant will fund the preclinical development, formulation, toxicology and cGMP scale up to 1 kilogram of CSA-13. While our stated focus is on developing our anti-infective technology as a coating for medical devices, we are interested in letting others pursue drug applications if it does not require significant financial resources from the Company as the preclinical testing may result in data that can be valuable in developing our coatings business and may also result in licensing opportunities for the drug.

We believe that we can partially fund the development costs for our Ceragenin™ technology through cash flows generated from sales of EpiCeram®.  While revenues from EpiCeram® are not yet sufficient to make the Company profitable, we believe that EpiCeram® revenues can provide a significant contribution to defraying operating costs by 2011.

A key component of our current business strategy has been to operate as a fairly “virtual” company until such time as the business requires a more robust infrastructure.  We believe this strategy has been successful as it allowed us to direct a greater percentage of our financial resources into product development and provided us with greater flexibility by limiting the size of our corporate infrastructure and workforce.  While it is possible that we will hire additional management and staff resources during 2010 to develop our business, we believe we can keep our corporate and development staff to levels that are substantially lower than found in traditional medical device companies by carefully leveraging third party expertise.

OUR TECHNOLOGY

We have two base technology platforms; Ceragenins™ and Barrier Repair.  Our primary focus in the future will be on Ceragenin™ development given the remaining patent life of the Barrier Repair technology (4.5 years).  See “License Agreements and Proprietary Rights.”  A discussion of both technologies follows below.

Ceragenins™

As discussed above, we plan to utilize our Ceragenin™ technology to develop new generation antimicrobial protection for medical devices.  Ceragenins™ are small molecule, positively charged compounds that have shown promising activity against bacteria, and certain viruses, fungi and cancers in a variety of preclinical tests.  These patented compounds mimic the activity of the naturally occurring antimicrobial peptides that form the body’s innate immune system.  The compounds are electrostatically attracted to bacteria, viruses, and certain lines of cancer cells that all share in common the presence of negatively charged phospholipids on their cell membrane surfaces.  The compounds are believed to primarily act via induction of apoptosis by rapid depolarization of the cell membranes (tearing holes in the cell walls).  Unlike most antibiotics which are bacteriastatic (preventing the reproduction of bacteria cells), the Ceragenins™ are bacteriacidal (kills the bacterial cells).  Other efforts to duplicate the naturally occurring antimicrobial peptides have proven not to be commercially viable because of the inability to stabilize and cost effectively produce bulk quantities of such compounds.  Ceragenins™, however, are neither peptides nor steroids, but rather cationic steroid shaped small molecules that we believe are far simpler, more stable and inexpensive to produce in bulk quantities.

Since May 2005, we have accomplished the following developments related to our Ceragenin™ technology:

In vitro testing

•	Demonstrated that a Ceragenin™ based coating prevented bacterial colonization on titanium surfaces and eradicated staphylococcus aureus and E. coli bacteria in the fluid surrounding the coated disk;

•

Presented data at a meeting of the American Academy of Dermatology showing that use of one of our Ceragenin™ compounds (CSA-8) when used in combination with mupirocin (a commonly used topical antibiotic active against gram-positive bacteria) was able to expand mupirocin’s spectrum of activity to include gram-negative bacteria such as E. coli, salmonella and kleibsiella;

•

Demonstrated that our leading Ceragenin™ pre-clinical compound, CSA-13, was highly effective against vancomycin-resistant staphylococcus aureus (“VRSA”), vancomycin-resistant enterococci (“VRE”), vancomycin intermediate resistant staph aureus (“VISA”), hospital acquired MRSA, and community associated MRSA (“CA-MRSA”) at minimum inhibitory concentrations (“MIC”) of under .25 micrograms/ml;

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

•	Demonstrated that compound CSA-54 was highly active against Epstein-Barr virus;

•	Demonstrated that compound CSA-13 was highly active in vitro against the vaccinia virus;

•	Demonstrated that compound CSA-54 showed potent virucidal activity testing against multiple strains of HIV;

•	Demonstrated that CSA-13 and CSA-54 showed the ability to inhibit angiogenesis at low micromolar concentrations in testing performed by the National Cancer Institute;

•	Demonstrated that CSA-13 was 100 times more effective in eradicating a MRSA biofilm than vancomycin;

•	Demonstrated that CSA-13 was able to significantly inhibit bladder cancer growth with minimal toxicity to normal cells;

•	Demonstrated that CSA-13 was able to prevent influenza infection by H3N2, one of the common strains of Type A Influenza;

•

Developed a prototype contact lens disinfectant solution that demonstrated the ability to virtually eradicate the bacterial and fungal strains that the FDA specifies for testing pursuant to its published guidance document;

•	Demonstrated that Ceragenin™ treated hemodialysis catheters were able to virtually prevent bacterial colonization in a 21 day study;

•

Demonstrated in a series of experiments that CSA-13 shows promise as a potential therapy to treat multidrug resistant Pseudomonas aeuroginosa infections which are a leading cause of morbidity and mortality in patients with cystic fibrosis;

•

Demonstrated in a series of experiments that CSA-13 showed rapid killing activity and synergistic activity with conventional antibiotics against multidrug resistant Pseudomonas aeuroginosa bacterial strains. P. aeuroginosa is a leading cause of morbidity and mortality in patients with pneumonia and other respiratory diseases;

•

Demonstrated in a series of experiments that prototype Cerashield™ coated endotracheal tube segments were able to completely prevent bacterial adhesion and biofilm formation in a 21 day continuous challenge test;

•

Demonstrated that Cerashield™ coated silicone urinary catheters provided complete protection against E.Coli bacterial colonization for the entire duration of the 21 day study when challenged with daily inocula of 1,000 colony forming units of E. Coli;

•

Demonstrated that a silicone intravaginal ring incorporating CeraShield™ achieved 224 days of continuous antimicrobial efficacy when soaked in artificial urine with a fresh inoculum of at least 1,000 colony forming units per ml of E. coli on a daily basis;

•	Demonstrated that CSA-13 was effective in preventing biofilm growth on disks of material used in dentistry for artificial teeth (hydoxyappetitate); and

•	Demonstrated that CSA-13 was effective against H.pylori, a common pathogen linked to stomach ulcers, stomach cancer and various other diseases.

In vivo-testing

•

Demonstrated in a pilot study (sheep), that Cerashield™ treated surgical screws did not have any adverse biological, histological or hematological effects on bone tissue healing or remodeling compared to untreated screws. However, given the small number of animals (n=2), the study did not allow for extended interpretations or provide statistically conclusive data;

Given our limited financial resources, our ability to expand testing is primarily limited to:

•	Testing performed by individual investigators (usually in academic settings) to whom we have sent compound at little or no cost;

•	Testing performed by potential commercialization partners under material transfer agreements or formal development agreements; or

•	Testing performed under NIH grants.

During 2010, we expect to continue testing under the arrangements described above as well as commence testing under new but similar agreements that are not yet identified.

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

•                  Entered into the DRL Agreement to commercialize EpiCeram® in the United States;

•                  Commenced shipment of EpiCeram® for commercial launch in the United States;

•                  Entered into exclusive distribution and supply agreements for commercialization of EpiCeram® in Southeast Asia; Canada, Europe, Israel, Taiwan, Hong Kong, and South Korea; and

•                  Commenced shipment of EpiCeram® for commercial launch in Canada and Southeast Asia.

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

We do not plan on doing any new drug development unless that development is funded by potential collaboration partners, existing grants or potential grant applications.  As discussed previously under “The Company”, the NIH has approved a grant to fund development of CSA-13 as an oral drug for Clostrdium difficile and Shigella.

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

NeoCeram®

NeoCeram® is a pediatric barrier repair cream intended to help create a skin barrier in premature infants and neonates.  Infants born prematurely enter the world without fully formed skin barriers.  As lung surfactant therapy has pushed back the age of viability to 23 weeks of gestational age, the lack of an adequate skin barrier is now of critical importance to morbidity and mortality in this at-risk population.  We believe that by providing the topical equivalent of a skin barrier, these infants will develop more rapidly, be at lower risk for bacterial infections and sepsis, and spend less time in the neonatal intensive care unit thereby significantly reducing the costs incurred by the health care system to care for these infants.  We had intended to utilize our 510(k) approval for EpiCeram® to market NeoCeram® using an identical formulation packaged for single dose use.  However, based on a recent feedback we have received, we believe that we will likely have to file a new 510(k) application for the product.  Development activities for NeoCeram® are currently on hold pending additional financing.  There is no assurance that we will ever commercialize NeoCeram®.

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

Medical device markets are large, and we believe that currently available methods for combating the higher incidence of infection associated with those devices lack effectiveness.  For example, each of the following segments of the medical device market has annual sales over $100 million and has also been reported to have infection rates in the 1% to 30% range: urinary catheters, central venous catheters, dental implants, fracture fixation (including fixator pins and orthopedic implants), and pacemakers.  There are a variety of additional attractive market segments with unmet antimicrobial coating needs including segments such as endotracheal tubes, needleless connectors, antimicrobial medical sponges, and wound dressings.  We believe that there is a large opportunity for introducing a new generation catheter, wound dressing or antimicrobial coating that is safe, effective and provides longer lasting protection than available product offerings.

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

NeoCeram®

It is estimated that 80,000 infants a year are born in the U.S. under 32 weeks of gestational age.  Infants under 32 weeks lack a fully developed skin barrier.  Pre-term infants spend an average of 56 days in the neonatal intensive care unit (“NICU”) at a total cost estimated to be $18 billion annually in the United States.  The lack of a fully formed barrier increases the risk of infections (sepsis) and other medical complications due to excessive trans-epidermal water loss.  Pre term infants who develop sepsis (20%) spend an additional 19 days in the NICU.  NICUs receive capitated payments for treating premature infants so any reduction in the length of stay positively affects the institution’s profitability.  At present, the standard of care for such infants is to place them in a warmer in a high humidity environment.  We believe that if the data shows a significant benefit in the use of NeoCeram® (for example, reduction of length of stay in the NICU or reduction of bacterial infections), then there is the possibility of rapid adoption of it by the more than 600 neonatologists in the United States.  In order to generate the data required to successfully market NeoCeram®, we will need to conduct a clinical study to determine the efficacy of NeoCeram® and obtain regulatory clearance.  We have not filed for regulatory clearance for NeoCeram®.  Once clearance is received, we believe the duration of such a study will take approximately one year.  Our ability to conduct this trial is dependent upon receiving IRB approval, which cannot be assured, and having sufficient financial resources to pay for the study.  Under the terms of the DRL Agreement, we have retained the rights to market NeoCeram®.

SALES AND MARKETING

We currently do not have any sales and marketing personnel.  We do not anticipate hiring a significant number of sales and marketing personnel unless we choose to commercialize products using an internal sales force.

COMPETITION

Ceragenins™

The pharmaceutical industry is highly competitive and includes a number of established, large and mid-size companies, as well as smaller emerging companies, whose activities are directly focused on our target markets.  We face significant competition from pharmaceutical and biotechnology companies that are designing and selling products designed to treat bacterial infections.  Many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions in the antibiotic market.  Additionally, many smaller companies, such as Cubist Pharmaceuticals, Oscient Therapeutics, Polymedix, NovaBay Pharmaceuticals, Inc. and Inhibitex have either marketed antibiotics and/or are attempting to enter this market by developing novel and potentially more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.

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

Our first product, EpiCeram®, is indicated for use to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses, including atopic dermatitis, irritant contact dermatitis, radiation dermatitis, and dry skin.  Accordingly, we compete with well established products such as Elidel® from Novartis AG, Protopic® from Fujisawa, Atopiclair® from Sinclair Pharmaceuticals, MimyX® from Steifel Laboratories as well as a variety of topical steroids and skin emollients.  We believe that the limitations established by the FDA on prescribing steroids and immunosuppressants to children under the age of two years of age will provide EpiCeram® with a competitive advantage in the market to children in this age category with symptoms of eczema.

LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

License Agreement with the Regents of the University of California

Osmotics Corporation (“Osmotics”) entered into an exclusive license agreement with the Regents of the University of California (the “Regents”) for the Barrier Repair technology on June 28, 2000.  The license agreement grants exclusive U.S. and international rights to issued patent 5,634,899 — “Lipids for epidermal moisturization and repair of barrier function.”    The patent expires in July 2014.  In connection with the merger of Ceragenix Corporation (f/k/a Osmotics Pharma, Inc.) and the Company in May 2005 (the “Merger”), Ceragenix Corporation was substituted in place of Osmotics as the licensee under the agreement.  The license agreement provides Ceragenix Corporation with the worldwide exclusive right to commercially develop, use and sell therapeutic and cosmetic applications for the Barrier Repair technology.  Under the terms of a sublicense agreement with Osmotics, Ceragenix Corporation agreed that Osmotics will retain the license rights for all cosmetic, non-prescription applications (as defined in the sublicense agreement).  The rights of Ceragenix Corporation under the license agreement are subject to a non-exclusive, irrevocable, royalty free license to the U.S. Government with the power to grant a license for all governmental purposes.  Unless terminated earlier by Ceragenix Corporation for any reason or by the Regents due to Ceragenix Corporation’s breach, the license agreement continues until the date of expiration of the last to expire patent licensed under this agreement.  Ceragenix Corporation is obligated to pay the Regents, on an annual basis, the greater of $50,000 or five percent of net sales (as defined in the agreement) of products derived from the Barrier Repair technology.  Upfront and milestone payments received from sub licensed products are subject to a 15% royalty.  In addition, the agreement requires Ceragenix Corporation to reimburse the Regents for legal expenses associated with patent protection and expansion.

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

The BYU License requires us to pay quarterly research and development support fees of $22,500 and royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement)  on any product we sell using the licensed technology.  The royalty is subject to an annual minimum royalty. The minimum annual royalty was $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  We have not made the payment which was due in 2009 nor have we made the quarterly support fee payments that were due on August 1, 2009, November 1, 2009, and February 1, 2010.  These delinquent payments represent a technical default under the terms of the BYU License.   We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  During the year ended December 31, 2009, we did not reimburse BYU for these legal fees in accordance with the required timeframes set forth in the BYU License agreement.  These delinquent payments also represent a technical default under the terms of the BYU License.  On April 7, 2010, BYU declared us in breach of the agreement.  Under the terms of the BYU License, we have 30 days to cure the breach.  If we cannot cure the breach, the BYU License will be terminated.  Further, a default under the BYU License would also constitute a default under our convertible debt obligations.  Unless terminated earlier by Ceragenix Corporation for any reason or by BYU due to Ceragenix Corporation’s breach, the license agreement terminates on the date of expiration of the last valid claim of any patent included in the technology.

The underlying patents and license agreements with the Regents and BYU are critically important to the Company’s business prospects.  We have no proprietary technologies outside of these agreements.  The loss of either of these license agreements, or if the underlying patents were declared invalid or could not be protected, would result in a material adverse effect on the Company.

TRADEMARKS

We believe that trademark protection is an important part of establishing product and brand recognition.  The United States Patent and Trademark Office has approved EpiCeram® and NeoCeram® as registered trademarks and the following applications for registration subject to final approval of statements of use: Ceracide™, Ceragenins™, Ceragenin™ and Cerashield™.  United States federal registrations for trademarks remain in force for ten years and may be renewed every ten years after issuance, provided the mark is still being used in commerce.  We have also received trademark protection for EpiCeram® in Korea, the Philippines and Singapore, and we have filed for EpiCeram® trademark protection in the European Union, Canada, Malaysia, Indonesia, and the Russian Federation.   However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations.  If we are unable to protect our trademarks or service marks from infringement, any value developed in such trademarks and service marks could be impaired.

GOVERNMENT REGULATION

Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our product and product candidates:

•                  Research and development;

•                  Testing, manufacture, labeling and distribution;

•                  Advertising, promotion, sampling and marketing; and

•                  Import and export

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

We received marketing clearance for EpiCeram® under 510(k).  We currently plan on marketing NeoCeram® (if and when development is completed and a clinical trial is completed with favorable results) as a 510(k) medical device.  We have not filed a separate 510(k) for NeoCeram® as of the date of this Form 10-K nor can we provide an anticipated filing date.  Our ability to complete development of NeoCeram® and seek regulatory clearance is dependent upon our financial resources which are currently inadequate to proceed with our planned development.

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

EMPLOYEES

As of April 12, 2009, we had five full-time employees.  We do not carry key man life insurance on any of our employees.  We are not part of any collective bargaining agreement.  There have been no work stoppages and we believe our employee relations are good.

Item 1A.                Risk Factors

An investment in our securities is speculative and involves a high degree of risk.  Please carefully consider the following risk factors, as well as the possibility of the loss of your entire investment, before deciding to invest in our securities.  Any of the following risks, either alone or taken together, could materially and adversely affect an investment in our securities and our business, financial position or future prospects.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we have projected.  There may be additional risks that we do not presently know or that we currently believe are immaterial which could also materially affect an investment in our securities and our business, financial position or future prospects.  Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty.  Due to the following factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

Risks Related to Our Business

Our securities represent a highly speculative investment.

We are an early stage company with a limited operating history.  As of December 31, 2009, we had an accumulated deficit of approximately $19.7 million.    We have incurred losses since inception and we anticipate that we will continue to incur operating losses, in the aggregate and on a per share basis, for the next several years.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.  While we currently project that these losses will shrink over time as EpiCeram® revenues increase, there is no assurance that EpiCeram® will have the commercial success that we currently anticipate. We have not had sufficient capital to fund all of our capital resource needs since our formation, and you cannot assume that our plans will either materialize or prove successful.  There is no assurance that our operations will ever produce sufficient revenue to fund our capital resource needs.  If our plans are unsuccessful, the price and liquidity of our common stock will be adversely affected and you could lose your entire investment.

Our auditors have included a “going concern” emphasis paragraph in their report which expresses substantial doubt about our ability to continue as a going concern.

We believe that existing cash on hand in combination with projected cash receipts and actions to delay or defer payment to certain vendors will allow us to maintain a positive cash balance into April 2010.  Accordingly, we will require additional funding by April 30, 2010.  However, the actions we have taken to extend our short-term cash balance may result in negative near and long-term consequences to the Company.  As of the date of this Form 10-K, we believe that we have an agreement in principal to provide short-term funding for the Company, however, it is dependent upon cooperation from our secured creditors which cannot be assured.  Further, we have no firm commitments for raising additional capital and as described in further detail in Management’s Discussion and Analysis “Liquidity and Capital Resources,” our ability to access the capital markets may be severely limited for a variety of reasons that we do not see changing in the near term. There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it could be on terms that substantially dilute our current shareholders.  If we are unsuccessful in raising additional capital we may not be able to continue our business operations and our securities may have little or no value.

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale-back or cease operations

We do not currently have the funding resources necessary to carry out all of our proposed short and long-term operating activities.  Our projection of future capital needs is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect.  Our future capital requirements will depend on many factors, including:

•                  The commercial success of EpiCeram® both domestically and internationally;

•                  The ability to enter into additional international distribution agreements for EpiCeram® on commercially attractive terms;

•                  The cost of raw materials, and payment terms for such materials, for EpiCeram®;

•                  The cost associated with completing the development, regulatory filings, and clinical trials for NeoCeram®;

•                  Progress with preclinical experiments and development of our Ceragenin™ technology;

•                  The success, timing, and financial consequences of our existing and any future collaborative, licensing and other arrangements for our Ceragenin™ technology;

•                  Our ability to restructure the terms of our convertible debt securities, if even possible;

•                  The conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult or expensive;

•                  Ongoing general and administrative expenses related to being a reporting company;

•                  The cost, timing, and results of regulatory reviews and approvals;

•                  The maintenance of our existing licenses with the University of California and Brigham Young University;

•                  The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  Technological and market developments; and

•                  The timing and level of sales of any new products for which we may obtain marketing approval.

These factors could result in variations from our currently projected operating and liquidity requirements.  Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us.  If adequate funds are unavailable, we will further delay, scale-back or eliminate certain of our planned development activities, or cease operations.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the deterioration of the credit and capital markets.

Global market and economic conditions have been, and continue to be, disruptive and volatile.  The debt and equity capital markets have been impacted by significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market, among other things.  These events have negatively affected general economic conditions and it is uncertain when the credit and capital markets will stabilize or improve.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly.  Also, as a result of concern about the stability of the financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.  Low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.

If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities may become challenging, which could have a material adverse effect on our business plans.

Future financings may result in dilution to our shareholders and restrictions on our business operations.

Given the state of the capital markets described above, if we are successful in raising additional funds by issuing equity or convertible debt securities, further dilution to our shareholders will occur and could be substantially dilutive to existing shareholders.  Additionally, we may grant registration rights to investors purchasing equity or debt securities.  Debt financing, if available, may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.  If we are unable to obtain necessary additional capital, we may be unable to execute our business strategy, which would have a material adverse effect on our business, financial position and future prospects.

The existence of our convertible debt will make it difficult to raise additional capital

We will require additional capital to execute our business plan and continue as a going concern.  As of December 31, 2009, we had $9,738,812 outstanding in secured convertible debt.  Repayment of these obligations is secured by a first lien on all of our assets, including all of our intellectual property rights and intellectual property licenses.  We have amended the terms of the debt several times but the convertible debt agreements still contain a number of provisions which new investors could find problematic and could deter investment.  We do not believe it is possible to raise additional capital without further modification of the debt.  See discussion in Management’s Discussion and Analysis “Liquidity and Capital Resources” for a discussion of the specific terms of the convertible debt agreements that new investors could find problematic.  If we default on any of the covenants or other requirements of our debt agreements, the debt holders will be able to foreclose on our assets by which their debts are secured which would likely cause you to lose your entire investment.  Such foreclosure would likely force us out of business.  Furthermore, if the debt holders choose to convert their debt into shares of common stock it is possible that the sale of such shares could have a depressive effect on the share price of our common stock.

The DRL Agreement will increase our cash requirements

Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying EpiCeram®.  This results in us having to pay our vendors for the cost of the product prior to receiving payment from DRL.  This creates a working capital requirement which is expected to increase over time as sales of EpiCeram® increase.  We may not have sufficient cash on hand to meet all purchase orders from DRL.  If we cannot provide product to DRL within the timeframes called for under the DRL Agreement, DRL could assume manufacturing responsibilities which will serve to reduce the profits we earn on the sale of EpiCeram®.  During 2009, DRL worked with us to mitigate the working capital requirements by prepaying a number of purchase orders placed with us.  However, this arrangement expired during 2009, and we do not expect DRL to agree to similar payment terms in the future.

Under the terms of our amended convertible debt agreements, all of our net revenue (as defined in the agreements) from the DRL Agreement is required to be used to service the debt.  Accordingly, we will not be able to utilize cash flows from the DRL Agreement for operations until such time that the convertible debt is paid in full.

Our ability to register securities sold in private placements is extremely limited.

Our ability to register securities sold in private placements transactions qualified for registration on resale registration statements pursuant to Rule 415(a)(1)(x) is extremely limited .  Until such time as Osmotics consummates its planned exchange offering (see discussion below), our public float for Rule 415 purposes excludes the 12,004,569 shares of common stock Osmotics has placed in escrow.  The implication is that unless an investor is willing to wait for Rule 144 eligibility, we will have to raise capital through registered offerings which can be more time consuming and more expensive. As a result, this may serve to further limit our ability to raise capital through private placements or result in the investors in such transactions seeking additional economic compensation.  If we are unable to raise additional capital in private placement transactions, it could have a material adverse affect on our liquidity and business prospects.

A substantial number of our outstanding common shares are controlled by one shareholder.

Osmotics is the owner of record of 12,162,170 shares, or 67%, of our outstanding common stock.   Osmotics has placed 12,004,569 of these shares into escrow for a planned common stock exchange with their security holders.  Pursuant to a registration rights agreement we have with Osmotics, we were obligated to register such shares with the SEC.  We filed such a registration statement in February 2007, however, based on discussions with the SEC, we withdrew such registration statement.  After subsequent discussions with the SEC, we believe that we will have to register the Osmotics exchange transaction on Form S-4 in order to avoid Rule 415 limitations.  We cannot file the S-4 until Osmotics comes to an agreement with its debtholders regarding how many of the escrowed shares will be used to satisfy their debt obligations.  We do not know when Osmotics will complete this negotiation.  Osmotics has signed a limited standstill agreement which requires that the shares currently held in escrow be released into the trading market over a 24 month period commencing on the later of June 30, 2008 or the consummation of the planned exchange.  Once these shares have been registered and distributed by Osmotics, such shares will be freely tradable and could have a depressive effect on the price of our stock.  The recipients of these shares will be subject to the provisions of the limited standstill agreement.  Additionally, the planned release of these shares into the trading market could prevent or limit our ability to raise additional capital during this time period.

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

Our Ceragenin™ technology is at a very early stage of development.  While we have received encouraging results from testing the technology in vitro, and several in vivo models, there is substantial additional development to be done as well as preclinical and clinical testing before we, or a commercialization partner, can market a product.  We currently do not have sufficient cash on hand to develop this technology as rapidly or extensively as we would like.  Accordingly, there may be delays in developing this technology.  Additionally, as of the date of this Form 10-K, we have very limited data on toxicity.  See the discussion under the heading “Government Regulation.”  As we progress through the development and approval process of different applications of the Ceragenin™ technology, there are numerous factors that could prevent us from ever generating revenue from the Ceragenin™ technology.  Accordingly, there is no assurance that the Ceragenin™ technology will ever generate revenue for us.

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

We expect that the expansion of our business will place a significant strain on our limited managerial, operational, and financial resources.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations.  Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the pharmaceutical industry.  Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.  If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected.  Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees.  If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, financial condition and prospects could be materially adversely affected.

We depend on licenses from others for all of our products.

All of our products and product candidates are based upon licenses from either the University of California or Brigham Young University.  If either or any of these license agreements are properly terminated, our business will be materially adversely affected.  These agreements may be terminated if we fail to perform our obligations under these licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements.  During 2009, we failed to make all of the payments due to Brigham Young University in accordance with the time frames called for in the agreement, and on April 7, 2010, Brigham Young University declared us in breach.  We can provide no assurance that we will have the financial resources to cure the breach.  Even if we can cure the breach, there is no assurance that we will be able to make all future payments owed to Brigham Young University when due, and we can provide no assurance that Brigham Young University will accommodate our financial constraints in the future.  Further, in March 2010, we became in technical default under the license with the University of California for failure to make certain payments when due. Should the University of California declare us to be in breach of the agreement, we will have 60 days to cure the breach or otherwise risk termination of the agreement.

In addition to these licensing agreements, we rely on the expertise of Dr. Paul Savage, a professor of chemistry at Brigham Young University and Dr. Peter Elias, a professor of dermatology.  Dr. Elias is the Chairman of our Scientific Advisory Board and we utilize Dr. Savage’s services under a consulting agreement.   If our agreements with either or both Drs. Savage and Elias were terminated, our ability to advance our product candidates or develop new products may be adversely affected.  We are delinquent in our payments to both Drs. Savage and Elias.

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

Even if regulatory authorities approve our product candidates, they may not be commercially successful.

Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that most of our products will be premium priced, if approved.  If we do obtain regulatory approval for any of our product candidates, we will need to achieve physician and patient acceptance and demand in order to be commercially successful.  Acceptance and demand for our product candidates will depend on many factors, including but not limited to, the extent, if any, of reimbursement by government agencies and other third party payors, pricing, the safety and effectiveness of alternative products, and the prevalence of hospital acquired infections.  If we do not achieve product acceptance and sufficient demand, we will not be able to sell our products and our operating results and financial condition will be materially adversely affected.

Our ability to successfully commercialize our products will greatly depend on the success of our clinical trials.

Our commercialization efforts will be greatly dependent upon our ability, or the ability of our partners, to demonstrate product efficacy in clinical trials.  Without compelling supporting data, hospitals, pharmacies and other dispensing facilities will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products.  While we believe that our products will be effective for our planned indications, there is no assurance that this will be proven in clinical trials.  The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

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

While we have supply agreements in place for certain key ingredients used in the formulation of EpiCeram®, two of these ingredients come from sole source providers.  To date, we have not had any difficulties in acquiring any of these ingredients.  While we believe that similar ingredients are available from other sources, there is no assurance that they will work as well as the ingredients currently used, and in certain cases, a change in ingredients could require us to receive clearance from the FDA.  Further, our ability to mitigate cost increases for these ingredients may be limited, thus reducing our margins.  Any delays in manufacturing resulting from an inability to purchase ingredients or waiting on FDA clearance could have a material adverse effect on our business prospects, financial condition and operating results.  Further, any reduction in product efficacy resulting from using alternative ingredients could also have a material adverse effect on our business prospects, financial condition and operating results.  Such delays or reduction in efficacy could result in DRL terminating the DRL Agreement.

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

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third-party payors.  Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations.  In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform.  Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates.  We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors.  Such studies might require us, or our partners, to commit a significant amount of management time and financial and other resources.  Our future products might not ultimately be considered cost-effective.  Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Healthcare reform measures could adversely affect our business

The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third party payors to contain or reduce the costs of healthcare.  In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system.  For example, in some countries other than the U.S., pricing of drugs and devices are subject to governmental price controls.  The implementation of such additional controls could have the effect of reducing what we are able to charge for any products that we may develop.  While we believe that our Ceragenin™ technology will result in lower costs to the healthcare system as a whole by reducing infections and the associated costs to treat them, there is no assurance that we will be able to demonstrate this through clinical trials or, even if demonstrated, that healthcare reform will not serve to reduce what we can charge even with demonstrated economic benefit.

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

The manufacturing of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.  Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production.  These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  Our manufacturers may not perform as agreed.  If our manufacturers were to encounter any of these difficulties, our ability to provide product to commercialization partners or product candidates to patients in our clinical trials would be jeopardized.  In addition, all manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements.  We have little control over our manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.  If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

We may suffer losses from product liability claims

Any of our products or product candidates could cause adverse events to patients, such as immunologic or allergic reactions.  These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization.  If any of these reactions occur, they may render our products or product candidates ineffective in some patients and our sales would suffer.

We may be susceptible to product liability lawsuits, from events arising out of the use of products or product candidates in clinical studies or products sold in the market.  Product liability claims may also require us to limit commercialization of our products.  Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products.  We may not be able to avoid product liability claims. If product liability lawsuits are brought against us, we may incur substantial liabilities that exceed the coverage of our product liability insurance, and as a result, our business may fail.

The approval path for our Ceragenin™ technology contains regulatory uncertainty

Our Ceragenin™ technology is a new chemical entity that we intend to combine with medical devices.  While we believe that regulatory clearances for these combination devices should be made pursuant to 510(k) or PMA filings based on published guidance and prior communications with the FDA, there is no assurance that the FDA will concur with our belief.  Accordingly, regulatory clearances for these devices may take longer and cost more money than we, or our commercialization partners, currently anticipate.  Uncertain regulatory approval paths could deter potential commercialization partners from entering into commercialization arrangements with us, or result in less favorable financial terms than we would otherwise expect to receive under such arrangements.

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

We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval.  Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution to you as an investor in this offering.  In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.  As of December 31, 2009, we had outstanding options exercisable to purchase up to 5,611,750 shares of common stock at a weighted average exercise price of $1.51 per share, and outstanding warrants exercisable to purchase up to 10,747,609 shares of common stock at a weighted average exercise price of $.99 per share.  Exercise of these warrants and options could have a further dilutive effect on existing stockholders and potential investors.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

Our principal offices are located at 1444 Wazee Street, Suite 210, Denver, Colorado 80202.  Our telephone number is (720) 946-6440.  We currently utilize office space provided by Osmotics pursuant to a shared services agreement under which we pay Osmotics $5,000 per month for office space and certain administrative services.  The shared services agreement expires on December 31, 2010.  We believe that our facility is adequate for its intended purpose.  Should we increase our staffing levels or should the shared services agreement expire without being extended, we will be required to locate additional or substitute office space, which we believe is readily available to us.  As manufacturing is contracted to third parties, we do not have, nor do we require, property for that purpose.

Item 3.             Legal Proceedings

We are not currently involved in any legal proceedings that we believe will result in a material obligation to the Company.

Item 4.             Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows information about our executive officers as of April 1, 2010.

Name	Age	Position	Director/Officer Since
Steven S. Porter	60	Chief Executive Officer, Chairman and Director	2005
Jeffrey Sperber	45	Chief Financial Officer and Director	2005
Russell L. Allen	63	Vice President of Corporate Development	2005

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

Jeffrey S. Sperber has served as the Company’s Chief Financial Officer since May 2005.  Prior to joining us, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005.  He has served as Chief Financial Officer of Ceragenix Corporation since June 2004.  From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation.  From March 2001 through January 2004, Mr. Sperber served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000.  From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi family housing communities.  At USOL, Mr. Sperber led a successful public offering of USOL’s common stock.  From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., which was subsequently acquired by Comcast.  From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities.  From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado.  Mr. Sperber received a CPA license in the State of Colorado, which has since expired.   Mr. Sperber was appointed as an outside director of Omni Bio Pharmaceutical Corporation in October 2009 where he also serves as Audit Committee Chair.

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

PRICE RANGE OF OUR COMMON STOCK

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 3, 2004.  Prior to June 27, 2005, our trading symbol was “OSCE.”  On June 27, 2005, to reflect our new name, our trading symbol was changed to “CGXP.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The reported high and low bid and ask prices for the common stock are shown below for each quarterly period from January 1, 2008 through December 31, 2009 as derived from NASDAQ trading reports.

	Bid		Ask
	High	Low	High	Low
2008 Fiscal Year
Jan. 1 — Mar. 31, 2008	$1.05	$0.76	$1.13	$0.80
Apr. 1 — June 30, 2008	$0.96	$0.58	$1.01	$0.65
July 1 — Sept. 30, 2008	$0.98	$0.53	$1.25	$0.63
Oct. 1 — Dec. 31, 2008	$0.65	$0.16	$0.70	$0.19

2009 Fiscal Year
Jan. 1 — Mar. 31, 2009	$0.85	$0.17	$0.90	$0.23
Apr. 1 — June 30, 2009	$0.61	$0.27	$0.69	$0.37
July 1 — Sept. 30, 2009	$0.50	$0.25	$0.55	$0.33
Oct. 1 — Dec. 31, 2009	$0.65	$0.35	$0.70	$0.39

The bid and ask prices of our common stock as of April 12, 2010 were $.21 and $.33, respectively, as reported on the Bulletin Board.  The Bulletin Board prices are bid and ask prices which represent prices between broker dealers and do not include retail mark ups and mark downs or any commissions to the broker dealer.  The prices do not reflect prices in actual transactions.  As of April 1, 2010, there were approximately 800 record owners of our common stock.

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

None.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2009 and December 31, 2008. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.  This discussion and analysis may contain forward-looking information based on current expectations that involve risks and uncertainties.  Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Form 10-K.

BUSINESS OVERVIEW

We are an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  Our Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  DRL launched sales and marketing efforts during October 2008.  During 2009, we entered into supply and distribution agreements to commercialize EpiCeram® in Canada (the “Canadian Agreement”), certain Southeast Asian countries (the “Asian Agreement”), the European Union (the “EU Agreement”), and Israel (collectively the “International Agreements”).   Sales and marketing efforts under the Canadian Agreement commenced during the fourth quarter of 2009.   In January 2010, we entered into a supply and distribution agreement to commercialize EpiCeram® in Hong Kong and Taiwan, and we expect to consummate additional international agreements during the remainder of 2010.

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

Since our inception in February 2002, we have incurred significant cash and operating losses and as of December 31, 2009, we had a stockholders’ deficit of $19,631,693 and a working capital deficit of $3,631,833.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.  We will require additional capital to execute our business plan and continue as a going concern.  As of December 31, 2009, we had $9,738,812 outstanding in secured convertible debt.  Repayment of these obligations is secured by a first lien on all of our assets, including all of our intellectual property rights and intellectual property licenses.  We have amended the terms of the debt several times but the convertible debt agreements still contain a number of provisions which new investors could find problematic and could deter investment.  We do not believe it is possible to raise additional capital without further modification of the debt.   If we default on any of the covenants or other requirements of our debt agreements, the debt holders will be able to foreclose on our assets by which their debts are secured which would likely cause you to lose your entire investment.  Such foreclosure would likely force us out of business.  Furthermore, if the debt holders choose to convert their debt into shares of common stock it is possible that the sale of such shares could have a depressive effect on the share price of our common stock.

Our future success will be highly dependent on the commercial success of EpiCeram® as well as our ability to develop, test and commercialize our Ceragenin™ technology as an antimicrobial coating for medical devices.  We plan on commercializing our Ceragenin™  through licensing agreements with device manufacturers.  In order to control the timing and direction of the development of the Ceragenin™ technology, we will require capital resources beyond what we currently have on hand or expect to generate from EpiCeram® sales.  Currently, we rely on the efforts of potential commercialization partners to advance the testing of the Ceragenin™ technology.  Our ability to raise additional capital will be dependent upon many factors including, but not limited to, our ability to amend the terms of our convertible debt securities, the commercial success of EpiCeram®, successful testing of the Ceragenin™ technology and global market and economic conditions.  If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities may become challenging, which could have a material adverse effect on our business plans.

CERTAIN EVENTS AND RESULTS OF OPERATIONS

During 2009, we announced the following significant events:

In February 2009, we entered into an exclusive distribution and supply agreement with Hyphens Marketing & Technical Services PTE. LTD (“Hyphens”), to commercialize EpiCeram® in Singapore, Malaysia, the Philippines, Vietnam, Indonesia and Brunei.

In the fourth quarter of 2009, we shipped product to Hyphens under this agreement.  Hyphens has advised us that they expect to launch EpiCeram® in the second quarter of 2010.

In February 2009, we entered into an exclusive distribution and supply agreement with Pediapharm Inc. (“Pediapharm”), to commercialize EpiCeram in Canada.  During the fourth quarter of 2009, we shipped product to Pediapharm and they launched commercialization activities.

In March 2009, the National Institutes of Health (“NIH”) awarded a $1.66 million grant to the University of Utah to fund research evaluating a Cerashield™ coating to reduce orthopedic implant infections.  The grant will fund preclinical evaluation of orthopedic implants coated with CSA-13, the active ingredient in Cerashield™ coatings.

In April 2009, we entered into a Joint Development Agreement (“JDA”) with MAST BioSurgery Inc. (“MAST”) for the development of one or more new surgical products incorporating our CeraShield™ antimicrobial technology. Under the terms of the JDA, MAST has exclusive rights to develop specified products and negotiate commercialization terms for such products through June 2010, as extended.

In May 2009, we entered into an exclusive evaluation and option to license agreement with a global, multi-billion dollar healthcare company covering the use of our Cerashield™ antimicrobial technology for a specific medical device associated with a high incidence of hospital acquired infections. For competitive reasons, neither the name of the company nor the precise area of interest was publicly disclosed. Under the terms of the agreement, the company has an exclusive period to evaluate, negotiate commercialization terms and license the specified product application through April 2010, as extended.

In May 2009, we entered into an exclusive distribution and supply agreement with Davi II - Farmaceutica S.A., a Portuguese company, (“Davi “), to commercialize EpiCeram® in Europe.  Davi has advised us that they expect the first country launch to occur in the third quarter of 2010.

In July 2009, we entered into an exclusive evaluation and option to license agreement with Nobel Biocare (“Nobel”), a world leader in innovative restorative and esthetic dental solutions. Under terms of the agreement, Nobel will have an exclusive period to evaluate, negotiate commercialization terms and license Cerashield™ for certain oral and cranial maxillofacial applications through October 6, 2010.

In July 2009, we entered into an exclusive distribution and supply agreement with Megapharm Ltd., an Israeli company, (“Megapharm”), to commercialize EpiCeram® in Israel and the Palestinian territories.  We expect Megapharm to launch EpiCeram® in the latter half of 2010.

In August 2009, we announced that pre-clinical testing of a silicone medical device incorporating our CeraShield™ antimicrobial technology demonstrated 224 days of continuous antimicrobial efficacy in preventing bacterial colonization in an in vitro test using a fresh inoculum of at least 1,000 colony forming units per ml of E. coli on a daily basis in artificial urine.

In September 2009, we announced that the NIH awarded a $2.87 million grant to fund the pre-clinical development of a Ceragenin™ based oral drug to treat two common and potentially deadly gastrointestinal infections: Clostrdium difficile and Shigella. The grant will fund the preclinical development, formulation, toxicology and cGMP scale up to 1 kilogram of CSA-13. The research grant has been awarded to a consortium of research institutions led by Brigham Young University (“BYU”) and including SRI International (Menlo Park, CA), Southwest Research Institute (SwRI, San Antonio, TX) and McMaster University (Hamilton, Ontario, Canada).

Critical Accounting Policies

We have identified the policies described below as critical to our business and results of operations.  For further discussion on the application of these and other accounting policies, see Note 3 to the consolidated financial statements contained elsewhere in this Form 10-K.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the following paragraphs.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable.  Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria.  To date, we have not recognized product revenues net of revenue reserves such as sales returns and allowances as we have not experienced, nor do we anticipate experiencing, such returns.   In the event that our future experience with returns differs from our historical experience, we will modify our revenue recognition practice.  This accounting policy for revenue recognition may have a substantial impact on our reported results and relies on certain estimates that can require difficult, subjective and complex judgments on the part of management.

For the year ended December 31, 2008, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  For the year ended December 31, 2009, sale of EpiCeram® under the DRL Agreement was our primary source of revenue, however, we also recognized revenue under the Canadian and Asian Agreements.  We record (or will record) revenue under our supply and distribution agreements for EpiCeram® as follows:

Advance Fees — Certain of our agreements call for non-sales milestone payments based on the accomplishment of specific events including the launch of the product or regulatory approval.  We believe that the payment of these fees and our continuing performance obligation related to supplying EpiCeram® are an integrated package.  Accordingly, we record receipt of advance fees as deferred revenue and recognize revenue systematically over the periods that the fees are earned.  We are recognizing revenue on a straight-line basis over the period of our performance obligations under these agreements which range from 15  to 20 years.

Product Sales —We recognize revenue for product sales when title passes to our customers.  Under certain agreements, the supply price of EpiCeram® includes a percentage of the net sales realized by our customers (as defined in the agreements) (“Net Sales Component Revenue”).   We recognize Net Sales Component Revenue during the period our customers’ sales occur based upon reports provided by our customers, subject to minor true-up adjustments.

Net Sales Milestones — Certain agreements provide for the payment of milestone payments based on cumulative net sales over the life of the agreement.  We will recognize revenue from net sales milestones once the amount can be reliably estimated based upon reports provided by our customer or when our customer communicates to us that an additional milestone payment has been triggered if reliable estimates cannot be provided.

Other Nonrefundable Fees  - We recognize revenue from non refundable up-front fees on a straight-line basis over the contractual term of the arrangement.

Derivatives

Our derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to estimate fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different in 2009 and 2008.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenue

For the years ended December 31, 2009 and 2008, revenue consists of the following components:

	2009	2008
Product revenue	$1,840,285	$642,037
Milestone recognition	258,020	114,187
Other	8,000	—
	$2,106,305	$756,224

The increase in revenue between years is primarily the result of a complete year of EpiCeram® sales in the United States during the year ended December 31, 2009 compared to a partial year for the year ended December 31, 2008.  EpiCeram® was launched in the United States in late September 2008.  Further, during the fourth quarter of 2009, we commenced shipment of EpiCeram® to Canada and certain Southeast Asian countries which also contributed to the increase in revenue between years.

Cost of Goods Sold

For the years ended December 31, 2009 and 2008, cost of goods sold as a percentage of revenue was as follows:

2009	2008
60.5%	73.9%

The reduction in cost of goods sold as a percentage of revenue between periods is primarily the result of (1) an increase in the proportion of EpiCeram® Net Sales Component revenue which has no associated cost and (2) the introduction of international revenue during 2009 which had a higher gross margin associated with it than domestic revenue.

Licensing Fees and Royalties

We pay licensing fees and royalties under separate license agreements with two entities: The Regents of the University of California (for Barrier Repair technology) and Brigham Young University (for Ceragenin™ technology).  For the years ended December 31, 2009 and 2008, licensing fees and royalties were as follows:

	2009	2008
Ceragenin™ Technology	$290,000	$206,667
Barrier Repair Technology	92,014	36,269
	$382,014	$242,936

The increase in fees paid for the Ceragenin™ technology is the result of an increase in the minimum amount due under the Brigham Young University license agreement during 2009.  The increase in Barrier Repair technology royalties is due to the increase in product revenue between years.

Research and Development

Research and development expense was approximately the same for the years ended December 31, 2009 and 2008.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  Because of our limited financial resources, we do not expect to incur significant research and development costs during 2010.  In order to develop Cerashield™ and NeoCeram® in a more timely manner, we will require additional financial resources.  No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

General and Administrative

General and administrative expenses for the year ended December 31, 2009, decreased by $1,167,891 or approximately 25% compared to the year ended December 31, 2008.  The decrease in expense between years was primarily due to decreases in bonuses, stock compensation, investor relations, legal, and travel and entertainment expenses.  There were no bonuses awarded during 2009.  Stock compensation expense decreased as the result of certain stock options issued in prior years becoming fully vested during 2008 combined with no new grants during 2009.  Investor relations expense decreased primarily due to a reduction in stock compensation expense related to investor relations services combined with a reduction in monthly cash retainers paid for these services.  Legal and travel expenses decreased as a result of our focus on reducing such expenditures.

Loss from Operations

As a result of the factors described above, the loss from operations for the year ended December 31, 2009 decreased by $1,670,995 compared to the year ended December 31, 2008.

Other Expense

Other expense for the year ended December 31, 2009 increased by $3,746,055 compared to the year ended December 31, 2008.  The increase in other expense between years is the net result of recording a loss on fair value of derivative liabilities during 2009 compared to a gain during 2008, partially offset by a reduction in interest expense during 2009 compared to 2008.  Included in interest expense for the year ended December 31, 2008, are charges for recording the fair value of consideration paid to the holders of our convertible debt securities in exchange for amending the terms of the debt.

Net Loss

As a result of the factors described above, the net loss for year ended December 31, 2009 increased by $2,075,060 compared to the year ended December 31, 2008.

Preferred Stock Dividends

We did not record preferred stock dividends during the year ended December 31, 2009 as a result of the conversion of Series A Preferred Stock into common shares during the second quarter of 2008.  Preferred stock dividends were $80,000 for the year ended December 31, 2008.

Loss Attributable to Common Shareholders

As a result of the factors described above, the loss attributable to common shareholders increased by $1,995,060 for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Historical Cash Flows

Operating Activities

As of December 31, 2009, we had $104,442 of cash and cash equivalents.  During the year ended December 31, 2009, $445,360 of cash was used in operating activities compared to $1,574,156 used in the year ended December 31, 2008.  The decrease in cash used in operating activities between years is the result of a decrease in the Company’s cash operating loss which we define as the net loss adjusted for all non-cash items.

Investing Activities

During the year ended December 31, 2009, there was no cash used in or provided by investing activities.   As of December 31, 2009, we had no material commitments for capital expenditures.

Financing Activities

During the year ended December 31, 2009, $64,655 of cash was used in financing activities primarily representing principal payments made to Osmotics under a promissory note agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements for 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on our consolidated financial statements as of and for each of the years ended December 31, 2009 and 2008, includes a “going concern” emphasis paragraph describing that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our ability to raise additional capital is constrained by the following factors related to our capital structure and market for our common stock:

•      The existence and terms of our convertible debt securities (see discussion provided under Note 5 to the consolidated financial statements included elsewhere in this Form-10K) contain a number of provisions which many new investors may find problematic including the following:

•      The conversion price of the debt and warrants is to be adjusted downward under a number of circumstances which creates uncertainty for new investors;

•      We are required to utilize a significant portion of our future revenue streams to service and retire debt.  New investors would likely prefer that these cash flows be retained by the Company to defray or fund our operating costs;

•      As of December 31, 2009, there were 21,032,725 common shares underlying the conversion of the debt and exercise of warrants held by the debt holders.  This represents a significant overhang and creates uncertainty for new investors;

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

•      The existence of 12,004,569 shares of our common stock held by Osmotics for exchange with their shareholders and debtholders creates uncertainty for new investors particularly as to how the market for our common stock will be impacted when that exchange transaction takes place;

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

Outlook

As of December 31, 2009, we had cash of $104,442.  We believe that we can maintain a positive cash balance into April 2010 based on expected cash receipts and by delaying payments to certain vendors including those critical to our ability to manufacture EpiCeram® and the universities from which we have licensed our proprietary technologies.  The Company will require additional funding by April 30, 2010 in order to remain a viable business.  The Company has been actively pursuing funding alternatives and believes that it has reached an agreement in principal with a third party for a $3 million secured note (the “Note Transaction”).  The Company believes that the proceeds from the Note Transaction should be adequate to fund the Company’s activities through the end of 2010 and allow sufficient time for the Company to attempt to raise additional capital. However, in order to consummate the Note Transaction, the holders of the Company’s convertible debt securities (the “Secured Creditors”) will be required to release certain liens related to the manufacture and sale of EpiCeram® in the United States.  The Company has been in active dialog with the Secured Creditors regarding this transaction but the Secured Creditors have not yet agreed to the transaction.  Additionally, the Company is aware of certain third parties (the “Third Parties”) who are attempting to acquire the “Convertible Notes” (defined below) and the “2006 Debentures” (defined below”) in order to consummate an effective acquisition of the Company.   Based on the Company’s limited understanding of the proposal being made by the Third Parties, the Company’s Board of Directors believes that it significantly undervalues the Company and it would not be in the best interest of the Company’s shareholders for such a transaction to be consummated.  The Company believes that the efforts by these Third Parties to purchase the Company’s convertible debt from the Secured Creditors has served to delay and hinder its ability to execute the Note Transaction.

The Company is in discussions with several parties regarding a financing transaction that would fund the Company’s activities beyond 2010 and provide for the retirement of the convertible debt on terms the Company believes are more favorable than those being proposed by the Third Parties to the Secured Creditors.  The Company is working vigorously to demonstrate to the Secured Creditors that the Company’s strategy is credible but ultimately, the Secured Creditors will make their own determination.  There is no assurance that the Company will be successful in convincing the Secured Creditors to pursue the plan being proposed by the Company nor is there any assurance that the Company’s financing efforts will be successful assuming the Secured Creditors consent to the Note Transaction.

As a result of the actions taken to extend its cash balance, the Company is currently facing the following risks and uncertainties:

•      As of December 31, 2009, the Company owed Brigham Young University (“BYU”) $339,663 in license, maintenance and legal fees the majority of which are delinquent.   These delinquent fees constitute grounds for BYU to terminate the patent sublicense agreement between BYU and the Company.   On April 7, 2010, BYU declared us in breach of the BYU license with 30 days to cure the breach.  A loss of the BYU license would have a material adverse affect on the Company’s business prospects.

•      The Company is also delinquent in making its 2010 minimum annual royalty payment as well as the December 31, 2009 quarterly royalty payment to the Regents of the University of California (the “Regents”) under its patent sublicense agreement.  The delinquent payments aggregate to approximately $78,656.  In the event that the Regents declare the Company to be in breach of the agreement, the Company will have 60 days to cure the breach.  A loss of the license agreement with the University of California would have a material adverse affect on the Company’s operations, liquidity and business prospects.

•      The Company is also at risk of not meeting certain commercial obligations related to outstanding purchase orders for EpiCeram®.  Further, future international launch dates for EpiCeram® could also be in jeopardy as a result of the Company’s current lack of liquidity.  There is no assurance that even if the Note Transaction is consummated that we will be able to meet our commercial obligations within the required timeframes.  This could result in a disruption of supply for EpiCeram®.

As of the date of this Form 10-K, we have no firm commitments for funding and our ability to access the capital markets may be severely limited due to the following reasons:

•      The existence and terms of our convertible debt securities (see discussion provided under Note 5 below) contain a number of provisions which could deter new investment including the following:

•      The conversion price of the debt and warrants is to be adjusted downward under a number of circumstances which creates uncertainty for new investors;

•      We are required to utilize a significant portion of our future revenue streams to service and retire debt.  New investors would likely prefer that these cash flows be retained by the Company to defray or fund our operating costs;

•      As of December 31, 2009, there were 21,032,726 common shares underlying the conversion of the debt and exercise of warrants held by the debt holders.  This represents a significant overhang and creates uncertainty for new investors;

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

•      The existence of 12,004,569 shares of our common stock held by Osmotics for exchange with their shareholders creates uncertainty for new investors particularly as to how the market for our common stock will be impacted when that exchange transaction takes place;

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

There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it will likely be on terms that substantially dilute our current shareholders.  In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the company out of business.

Contractual Obligations

We had the following contractual obligations at December 31, 2009, which require us to raise additional capital to meet the obligations that exceed the current capital resources of the Company:

Contractual Obligations	Less Than 1 Year	1-3 years	3-5 years	Over 5 years	Total
Debt	$1,190,898	$8,941,944	$12,724	$—	$10,145,566
License Agreements	685,000	880,000	830,000	3,120,000	5,515,000
Purchase Commitments	868,831	—	—	—	868,831
	$2,744,729	$9,821,944	$842,724	$3,120,000	$16,529,397

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

OTHER

We have entered into employment agreements with various executives.  These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 3 to our audited consolidated financial statements included elsewhere in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. As of December 31, 2009 we do not believe we are exposed to significant market risks due to changes in U.S. interest rates or foreign currency exchange rates as measured against the U.S. dollar.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Ceragenix Pharmaceuticals, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceragenix Pharmaceuticals, Inc. and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated cash flows from operations since inception, has incurred continuing losses and has a stockholders’ deficit at December 31, 2009.  In addition, the Company is in technical default under the terms of a significant license agreement related to one of the Company’s primary technologies, and the licensor has declared the Company in breach of the agreement.  If the Company cannot cure this breach, the license may be terminated, which could have a material adverse effect on the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
April 14, 2010

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

Current assets:
Cash	$104,442	$614,457
Accounts receivable	264,363	261,615
Inventory	431,824	164,628
Related party receivables	5,829	44,135
Prepaid expenses, deposits and other	253,029	91,768
Total current assets	1,059,487	1,176,603

Property and equipment, net	5,042	11,927
Other asset	435,375	—
Total assets	$1,499,904	$1,188,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Trade accounts payable	$339,633	$159,403
Customer deposits	776,881	—
Accrued compensation	591,000	591,000
Accrued interest	334,082	11,694
Accrued licensing fees	245,000	—
Other accrued liabilities	532,326	277,437
Current portion of deferred revenue	304,869	205,663
Current portion of note payable, related party	84,996	—
Current portion of Convertible Notes	395,782	—
Current portion of 2006 Debentures, net of discount of $120,083	590,037	—
Derivative liabilities	496,714	—
Total current liabilities	4,691,320	1,245,197

Deferred revenue, less current portion	4,545,543	3,670,775
Note payable, related party, less current portion	321,758	—
Convertible Notes, less current portion	3,089,562	3,252,575
2006 Debentures, less current portion, net of discount of $937,390 (2009) and $1,586,210 (2008)	4,605,958	4,248,740
Derivative liabilities	3,877,456	819,226
Total liabilities	21,131,597	13,236,513

STOCKHOLDERS’ DEFICIT:

Series B Preferred stock, no par value, 495,000 shares authorized; 60,000 (2009) and 315,000 (2008) shares issued and outstanding; liquidation preference of $135,000 (2009) and $708,750 (2008)	135,000	708,750
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,183,293 (2009) and 17,808,293 (2008) shares issued and outstanding	1,819	1,781
Additional paid-in capital	19,858,764	18,459,423
Accumulated deficit	(39,627,276)	(31,217,937)
Total stockholders’ deficit	(19,631,693)	(12,047,983)
Total liabilities and stockholders’ deficit	$1,499,904	$1,188,530

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE:
Product	$1,840,285	$642,037
Milestone recognition	258,020	114,187
Other	8,000	—
Total revenue	2,106,305	756,224

COST OF GOODS SOLD	1,273,993	558,857

GROSS MARGIN	832,312	197,367

OPERATING EXPENSES:
Licensing fees and royalties	382,014	242,936
Research and development	224,544	231,781
General and administrative	3,440,606	4,608,497
	4,047,164	5,083,214

Loss from operations	(3,214,852)	(4,885,847)

OTHER INCOME (EXPENSE):
Interest and other, net	(1,639,543)	(9,757,931)
(Loss) gain on value of derivative liabilities	(3,554,944)	8,309,499
	(5,194,487)	(1,448,432)

NET LOSS	(8,409,339)	(6,334,279)

PREFERRED STOCK DIVIDENDS	—	(80,000)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,409,339)	$(6,414,279)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	18,032,430	17,255,582

LOSS PER SHARE:
Basic and diluted	$(0.47)	$(0. 37)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,409,339)	$(6,334,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on value of derivative liability	3,554,944	(8,309,499)
Amortization of debt discount	528,737	1,485,961
Stock-based compensation expense	831,992	1,392,712
Interest expense added to convertible debt balance	651,288	485,336
Fair value of adjustment to exercise price of convertible debt and warrants	—	6,450,384
Fair value of warrants issued for amending debt agreements	—	920,091
Warrants issued for services	16,137	1,467
Depreciation and amortization expense	87,510	11,860
Inventory obsolescence expense	3,589	—
Increase in accounts receivable	(2,748)	(261,615)
Increase in inventory	(270,785)	(164,628)
Increase in prepaid expenses, deposits and other	(54,243)	(13,236)
Increase in accounts payable and accrued liabilities	866,703	375,477
Increase in customer deposits	776,881	—
Increase in deferred revenue	973,974	2,385,813
Net cash used in operating activities	(445,360)	(1,574,156)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,577)
Net cash used in investing activities	—	(7,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under promissory note to Osmotics	(65,459)	(50,000)
Repayments from Osmotics under promissory note	—	25,000
Borrowings under insurance financing agreement	88,454	84,434
Payments under insurance financing agreement	(87,650)	(76,898)
Net cash used in financing activities	(64,655)	(17,464)
Net decrease in cash	(510,015)	(1,599,197)
Cash at the beginning of year	614,457	2,213,654
Cash at the end of year	$104,442	$614,457

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

BALANCES, December 31, 2007	1,000,000	$—	375,000	$843,750	16,393,724	$1,639	$17,299,917	$(24,883,658)	$(6,738,352)

Stock-based compensation expense	—	—	—	—	—	—	823,181	—	823,181
Conversion of preferred shares and accrued dividends into common shares	(1,000,000)	—	(60,000)	(135,000)	1,364,569	137	374,863	—	240,000
Conversion of accrued interest into common stock	—	—	—	—	50,000	5	39,995	—	40,000
Warrants issued for services	—	—	—	—	—	—	1,467	—	1,467
Net loss	—	—	—	—	—	—	—	(6,334,279)	(6,334,279)
Preferred stock dividends		—	—	—	—	—	(80,000)	—	(80,000)
BALANCES, December 31, 2008	—	—	315,000	708,750	17,808,293	1,781	18,459,423	(31,217,937)	(12,047,983)

Stock-based compensation expense	—	—	—	—	—	—	539,496	—	539,496
Conversion of preferred shares to common shares	—	—	(375,000)	(843,750)	375,000	38	843,712	—	—
Issuance of preferred shares for services	—	—	120,000	270,000	—	—	—	—	270,000
Warrants issued for services	—	—	—	—	—	—	16,133	—	16,133
Net loss	—	—	—	—	—	—	—	(8,409,339)	(8,409,339)
BALANCES, December 31, 2009	—	$—	60,000	$135,000	18,183,293	$1,819	$19,858,764	$(39,627,276)	$(19,631,693)

The accompanying notes are an integral part of these financial statements.

CERAGENIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(1)   BUSINESS AND OVERVIEW

Ceragenix Pharmaceuticals, Inc. (the “Company”) is an emerging medical device company focused on dermatology and infectious disease.  We have two base technology platforms each with multiple applications: Barrier Repair and Ceragenins™ (also known as cationic steroid antibiotics or “CSAs”).  Our Barrier Repair platform represents near term revenue opportunities for prescription skin care products to treat a variety of skin disorders all characterized by a disrupted skin barrier.  In April 2006, we received clearance from the United States Food and Drug Administration (“FDA”) to market EpiCeram® our first commercial product using the Barrier Repair technology.  EpiCeram® is a prescription-only topical cream intended to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatoses including eczema, irritant contact dermatitis, and radiation dermatitis.  All of these conditions share in common a defective or incomplete skin barrier function.  In November 2007, we entered into an exclusive distribution and supply agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) for the commercialization of EpiCeram® in the United States (the “DRL Agreement”).  Under the terms of the DRL Agreement, we are responsible for manufacturing (through a contract manufacturer) and supplying the product while DRL is responsible for distribution, marketing and sales.  DRL launched sales and marketing efforts during October 2008.  During 2009, we entered into supply and distribution agreements to commercialize EpiCeram® in Canada (the “Canadian Agreement”), certain Southeast Asian countries (the “Asian Agreement”), the European Union (the “EU Agreement”), and Israel (collectively the “International Agreements”).   Sales and marketing efforts under the Canadian Agreement commenced during the fourth quarter of 2009.   In January and February 2010, we entered into supply and distribution agreements to commercialize EpiCeram® in Hong Kong, Taiwan and South Korea, and we expect to consummate additional international agreements during the remainder of 2010.

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

(2)   GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in February 2002, we have incurred significant cash and operating losses and as of December 31, 2009, we had a stockholders’ deficit of $19,631,693 and a working capital deficit of $3,631,833.  We have relied upon proceeds from the sale of convertible debt securities, proceeds received from the exercise of common stock purchase warrants, and milestone payments from the DRL Agreement to fund our operations.

As of December 31, 2009, we had cash of $104,442.  We believe that we can maintain a positive cash balance into April 2010 based on expected cash receipts and by delaying payments to certain vendors including those critical to our ability to manufacture EpiCeram® and the universities from which we have licensed our proprietary technologies.  The Company will require additional funding by April 30, 2010 in order to remain a viable business.  The Company has been actively pursuing funding alternatives and believes that it has reached an agreement in principal with a third party for a $3 million secured note (the “Note Transaction”).  The Company believes that the proceeds from the Note Transaction should be adequate to fund the Company’s activities through the end of 2010 and allow sufficient time for the Company to attempt to raise additional capital. However, in order to consummate the Note Transaction, the holders of the Company’s convertible debt securities (the “Secured Creditors”) will be required to release certain liens related to the manufacture and sale of EpiCeram® in the United States.  The Company has been in active dialog with the Secured Creditors regarding this transaction, but the Secured Creditors have not yet agreed to the transaction.  Additionally, the Company is aware of certain third parties (the “Third Parties”) who are attempting to acquire the “Convertible Notes” (defined below) and the “2006 Debentures” (defined below) in order to consummate an effective acquisition of the Company.   Based on the Company’s limited understanding of the proposal being made by the Third Parties, the Company’s Board of Directors believes that it would not be in the best interest of the Company’s shareholders for such a transaction to be consummated.

The Company is in discussions with several parties regarding a financing transaction that would fund the Company’s activities beyond 2010 and provide for the retirement of the convertible debt on terms the Company believes are more favorable than those being proposed by the Third Parties to the Secured Creditors.  The Company is working vigorously to demonstrate to the Secured Creditors that the Company’s strategy is credible but ultimately, the Secured Creditors will make their own determination.  There is no assurance that the Company will be successful in convincing the Secured Creditors to pursue the plan being proposed by the Company nor is there any assurance that the Company’s financing efforts will be successful assuming the Secured Creditors consent to the Note Transaction.

As a result of the actions taken to extend its cash balance, the Company is currently facing the following risks and uncertainties:

•                  As of December 31, 2009, the Company owed Brigham Young University (“BYU”) $339,663 in license, maintenance and legal fees, the majority of which are delinquent.   These delinquent fees constitute grounds for BYU to terminate the patent sublicense agreement between BYU and the Company.  On April 7, 2010, BYU declared us in breach of the BYU license with 30 days to cure the breach.  A loss of the BYU license would have a material adverse affect on the Company’s business prospects.

•                  The Company is also delinquent in making its 2010 minimum annual royalty payment as well as the December 31, 2009 quarterly royalty payment to the Regents of the University of California (the “Regents”) under its patent sublicense agreement.  The delinquent payments aggregate to approximately $78,656.  In the event that the Regents declare the Company to be in breach of the agreement, the Company will have 60 days to cure the breach.  A loss of the license agreement with the University of California would have a material adverse affect on the Company’s operations, liquidity and business prospects.

•                  The Company is also at risk of not meeting certain commercial obligations related to outstanding purchase orders for EpiCeram®.  Further, future international launch dates for EpiCeram® could also be in jeopardy as a result of the Company’s current lack of liquidity.  There is no assurance that even if the Note Transaction is consummated that we will be able to meet our commercial obligations within the required timeframes.  This could result in a disruption of supply for EpiCeram®.

As of the date of this Form 10-K, we have no firm commitments for funding and our ability to access the capital markets may be severely limited due to the following reasons:

•                  The existence and terms of our convertible debt securities (see discussion provided under Note 5 below) contain a number of provisions which could deter new investment including the following:

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

•                  As of December 31, 2009, there were 21,032,726 common shares underlying the conversion of the debt and exercise of warrants held by the debt holders.  This represents a significant overhang and creates uncertainty for new investors;

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

•                  The existence of 12,004,569 shares of our common stock held by Osmotics for exchange with their shareholders creates uncertainty for new investors, particularly as to how the market for our common stock will be impacted when that exchange transaction takes place;

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

There is no assurance that we will be able to raise additional capital within the timeframe described above.  Even if we are successful, it will likely be on terms that substantially dilute our current shareholders.  In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company out of business.

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

Accounts Receivable

Accounts receivable are stated at net realizable value.  We review accounts receivable on a quarterly basis for slow paying or uncollectible accounts to determine whether we need to establish an allowance for doubtful accounts.  Based on our analysis, we do not believe an allowance for doubtful accounts was necessary at December 31, 2009 or 2008.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method of accounting.  At December 31, 2009 and 2008, inventory consisted of the following items:

	December 31, 2009	December 31, 2008

Raw materials	$234,681	$164,628
Work in process	127,022	—
Finished goods	73,710	—
	435,413	164,628
Reserve for obsolescence	(3,589)	—
	$431,824	$164,628

We review inventory on a quarterly basis for spoiled, obsolete and slow moving items.  Based on our analysis, during 2009 we established a reserve for obsolescence.  For the year ended December 31, 2009, activity in the inventory obsolescence reserve was as follows:

Balance, January 1, 2009	$—
Additions	3,589
Write-offs	—
Balance, December 31, 2009	$3,589

Property and Equipment

We state property and equipment at cost less accumulated depreciation.  We calculate depreciation using the straight-line method over the estimated useful lives of the assets of three to five years.  A detail of property and equipment is set forth below:

	Years ended December 31,
	2009	2008
Laptops and computers	$9,249	$27,335
Server	5,841	5,841
	15,090	33,176
Accumulated depreciation	(10,048)	(21,249)
	$5,042	$11,927

Long-Lived Assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows.

Customer Deposits

Customer deposits consist of advance payments of purchase orders made by our customers.  As of December 31, 2009, the majority of our deposits are from DRL.  From March 2009 through September 2009, DRL agreed to prepay a portion of all purchase orders placed during this period.  Prepayments made by DRL bear interest at 6% per annum from the time the prepayment is made until such time that product is received by DRL under each respective purchase order.  The prepaid purchase orders do not contain any right of offset.

Deferred Revenue

We record amounts billed and received, but not earned, as deferred revenue. These amounts are recorded as short-term or long-term liabilities on the accompanying consolidated balance sheets based on the date such amounts will be recognized as revenue.

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

We have three classes of securities that contain embedded derivatives.  For a further description of these securities, see Note 5 below.  At December 31, 2009 and 2008, the fair value of the derivative liabilities associated with these securities, using the Black-Scholes option-pricing model, was as follows:

	December 31,	December 31,
	2009	2008
Convertible debt conversion features	$2,386,009	$420,298
Convertible debt warrants	1,953,751	393,659
Placement and finder warrants	34,410	5,269
	$4,374,170	$819,226

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable.  Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria.  To date, we have not recognized product revenues net of revenue reserves such as sales returns and allowances as we have not experienced, nor do we anticipate experiencing, such returns.   In the event that our future experience with returns differs from our historical experience, we will modify our revenue recognition practice.  This accounting policy for revenue recognition may have a substantial impact on our reported results and relies on certain estimates that can require difficult, subjective and complex judgments on the part of management.

For the year ended December 31, 2008, our sole source of revenue was the sale of EpiCeram® in the United States pursuant to the DRL Agreement.  For the year ended December 31, 2009, sale of EpiCeram® under the DRL Agreement was our primary source of revenue, however, we also recognized revenue under the Canadian and Asian Agreements.  We record (or will record) revenue as follows:

Advance Fees — Certain of our agreements call for non-sales milestone payments based on the accomplishment of specific events including the launch of the product or regulatory approval.  We believe that the payment of these fees and our continuing performance obligation related to supplying EpiCeram® are an integrated package.  Accordingly, we record receipt of advance fees as deferred revenue and recognize revenue systematically over the periods that the fees are earned.  We are recognizing revenue on a straight-line basis over the period of our performance obligations under these agreements which range from 15 to 20 years.

Product Sales —We recognize revenue for product sales when title passes to our customers.  Under certain agreements, the supply price of EpiCeram® includes a percentage of the net sales realized by our customers (as defined in the agreements) (“Net Sales Component Revenue”).   We recognize Net Sales Component Revenue during the period our customers’ sales occur based upon reports provided by our customers, subject to minor true-up adjustments.

Net Sales Milestones — Certain agreements provide for the payment of milestone payments based on cumulative net sales over the life of the agreement.  We will recognize revenue from net sales milestones once the amount can be reliably estimated based upon reports provided by our customer or when our customer communicates to us that an additional milestone payment has been triggered if reliable estimates cannot be provided.

Other Nonrefundable Fees  - We recognize revenue from non refundable up-front fees on a straight-line basis over the contractual term of the arrangement.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

We account for income taxes by recognizing deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy specified realization criteria.

Accounting rules also prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are required to recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability.  Since we have not recorded a liability at December 31, 2009, there is no impact to our effective tax rate.  We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Share-Based Payments

We account for stock option compensation costs at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different in 2009 and 2008.

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

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Years ended December 31,
	2009	2008

Warrants	10,747,609	10,842,609
Options	5,611,750	5,796,750
Convertible debt	12,173,515	11,359,407
Preferred stock	60,000	315,000

Concentration of Credit Risk and Significant Customer

Our financial instruments that are at times exposed to concentration of credit risks consist primarily of cash and accounts receivable.  We maintain our cash in bank accounts which exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe that our bank is well capitalized and has not been significantly impacted by the recent banking crisis.  Accordingly, we believe we are not exposed to significant credit risk on cash.

For the years ended December 31, 2009 and 2008, Promius Pharmaceuticals (“Promius”), a wholly owned subsidiary of DRL, was our largest customer, accounting for 92% and 100%, respectively, of our consolidated revenue.  Additionally, at December 31, 2009, Promius comprised 85% of our accounts receivable balance.  To date, we have not experienced any bad debts from Promius and all receivables have been collected in a timely manner.  While DRL does not report separate Promius financial results, we have reviewed the financial condition of DRL and based on that analysis believe they have the financial wherewithal to fulfill their payment obligations.  We will continue to evaluate the financial condition of DRL on a periodic basis.  We currently do not believe that this represents a significant collections risk.  Considerable management judgment is involved in estimating bad debts.

Segment Information

We operate in one business segment.  The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performances.  While we sell to distributors outside of the United States, all of our operations are located in the United States.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable, and accounts payable approximate their carrying amounts due to the short term maturities of these instruments. The conversion features of convertible debt securities and derivative liabilities have been stated at fair value using the Black-Scholes option-pricing model

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

	Years ended December 31,
	2009	2008
Interest	$212,550	$513,364
Income taxes	—	—

Supplemental disclosures of noncash investing and financing activities:

	Years ended December 31,
	2009	2008

Assets acquired in exchange for note payable, related party	$516,000	$—
Related party receivables applied to note payable, related party	49,606	—
Preferred stock issued for service agreements	270,000	—
Conversion of accrued interest to common stock	—	40,000
Accrual of preferred stock dividends	—	80,000
Conversion of preferred stock and accrued dividends into common stock	843,750	240,000

Codification of US GAAP

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, hereafter referred to as Accounting Standards Codification (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC Topic 105 effective with our consolidated financial statements as of September 30, 2009.  The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

(4)         DETAIL OF CERTAIN ACCOUNTS

Set forth below is detail of certain accounts as of and for the years ended December 31, 2009 and 2008:

Prepaid expenses, deposits and other

	2009	2008
Prepaid investor relations	$112,500	$—
Prepaid insurance	59,155	47,924
Prepaid license fees	7,500	7,500
Inventory deposit	30,212	—
Receivable from contract manufacturer	43,662	—
Prepaid offering costs and other	—	36,344
	$253,029	$91,768

Other accrued liabilities

	2009	2008
Accrued director fees	$159,500	52,500
Preferred stock payable	135,000	—
Accrued vacation	62,734	64,906
Accrued billing adjustments	7,937	36,061
Insurance financing note	17,691	25,330
Accrued legal fees	50,011	56,956
Accrued advisory board fees	44,571	15,829
Accrued royalties	28,656	23,304
Accrued manufacturing costs	22,410	—
Other	3,816	2,551
	$532,326	$277,437

Interest and other expense, net

	2009	2008
Amortization of debt discount	$528,737	$1,485,961
Fair value adjustment to exercise price of convertible debt and warrants	—	6,450,384
Interest on debt	1,182,318	925,360
Fair value of warrants issued for amending debt agreements	—	920,091
Other expense, net	(70,402)	(5,896)
Interest income	(1,110)	(17,969)
	$1,639,543	$9,757,931

(5)         CONVERTIBLE DEBT

A description of the terms of convertible debt outstanding is as follows:

2006 Debentures

In December 2006, we sold in a private transaction an aggregate of $5,000,000 of convertible debentures (the “2006  Debentures”).   We have entered into four amendment agreements with the holders since the original sale as follows:

•                  The first amendment (the “First Amendment”) dated June 29, 2007;

•                  The second amendment (the “Second Amendment”) dated November 30, 2007;

•                  The third amendment (the “Third Amendment”) dated July 1, 2008; and

•                  The fourth amendment (the “Fourth Amendment”) dated September 25, 2008

As amended, the 2006 Debentures convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The 2006 Debentures accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred, with accrued interest for the period added to the principal balance.  The maturity date of the 2006 Debentures is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams (defined below).  We made the June 30, 2009 and September 30, 2009 Quarterly Redemption Amount payments in accordance with the terms of the Fourth Amendment.  However, the Dedicated Revenue Streams were not sufficient to pay the quarterly interest in full.  The unpaid accrued interest for the June and September quarters were added to the debt balance.  We have not made the Quarterly Redemption Amount payment that was due on December 31, 2009.  The holders of the 2006 Debentures have extended the due date for the December 2009 Quarterly Redemption Amount to April 30, 2010.  As of December 31, 2009, the principal balance of the 2006 Debentures was $6,253,468.

As amended, the terms of the 2006 Debentures require that we make minimum quarterly payments to the holders commencing June 30, 2009 (the “Amended Amortization Schedule”) solely from the following revenue streams (the “Dedicated Revenue Streams”):

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

Accordingly, all net revenues we receive from the commercialization of EpiCeram® will be utilized to service the existing convertible debt until such time that the debt has been paid in full.

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full, the remedies to the holders are to add the unpaid accrued interest to the outstanding debt balance or receive shares of our common stock in lieu of cash payment.  Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative Quarterly Redemption Amount payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June 30th, then the remedy to the holders is to have the conversion price of the debt and exercise price of their warrants adjusted downward.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders the ability to declare the Company in default.  However, failure to make a payment that is equal to the Dedicated Revenue Streams would be an event of default.

In the event that we fail to pay interest in full on any due date, the holder shall have the option to receive the unpaid balance in shares of common stock at a price equal to 85% of the average of the five lowest Volume Weighted Average Prices (“VWAPs”) during any 30 consecutive trading day periods during the 365 day period immediately prior to the interest payment date or, in lieu of receiving shares of common stock, may add such unpaid interest to the outstanding principal amount of the 2006 Debentures.  In the event that we fail to pay the cumulative Quarterly Redemption Amounts during any 12-month period ending June 30, 2010 and June 30, 2011, the then conversion price of the 2006 Debentures shall be reduced each July 1, 2010 and July 1, 2011, respectively, to the lesser of (i) the then conversion price or (ii) the average of the 10 lowest VWAPs for the 60 consecutive trading day period immediately prior.

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

Events of default under the 2006 Debentures include: failure to make a redemption or interest payment as scheduled; a breach of a material covenant not cured within five days of written notice or within 10 days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $150,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; a delisting of our common stock or a stop trade action by the SEC that lasts for more than five consecutive days; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of 40% of its assets in one related transaction or a series of related transactions; if the effectiveness of the registration statement lapses for any reason or the holders shall not be permitted to resell registrable securities (as defined in the debenture) under the registration statement for a period of more than 25 consecutive trading days or 35 non-consecutive trading days during any 12 month period; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 45 days.  Additionally, we are prohibited from paying cash dividends on any equity security while the 2006 Debentures are outstanding.  In the event that we cannot cure the default under the license agreement with BYU described in Note 2 above, it would constitute a default under the term of the 2006 Debentures.

In connection with the sale of the 2006 Debentures, the holders of the 2005 Notes and the holders of the 2006 Debentures entered into the Amended and Restated Collateral Agent Agreement (the “Collateral Agreement”).  Under the terms of the Collateral Agreement, certain actions require an action by a majority in interest (a “Majority Interest Action”).  In an event of default, a Majority Interest Action is required to (1) take an action to accelerate payment and/or (2) protect, exercise or enforce any rights or remedies the holders may have under the 2005 Notes and 2006 Debentures.  A majority in interest is defined as lenders who hold not less than ninety percent (90%) of the outstanding principal balance.  Accordingly, no action can be taken in an event of default unless holders owning at least 90% of the debt balance agree to take such an action.

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

The anti dilution features of the 2006 Debentures did not meet the definition of “standard” anti dilution features.  Therefore, the conversion feature of the 2006 Debentures was considered an embedded derivative.  Accordingly, we bifurcated the derivative from the 2006 Debenture (host contract) and recorded the liability at its fair value of $2,831,858 in 2006 with a corresponding entry to debt discount. The fair value of the derivative liability was determined using the Black-Scholes option pricing model.

We evaluated both the Second and Fourth Amendments to determine whether the amendments met the definition of a major modification of debt in accordance with the applicable accounting rules.  An amendment is considered a major modification if the present value of the cash flows under the terms of the amended debt instrument are greater than 10% different from the present value of the remaining cash flows under the terms of the original instrument.  We did not evaluate the First and Third Amendments as those amendments did not impact future cash flows.  Based on our analysis, the Fourth Amendment was not considered a major modification of the debt while the Second Amendment was considered a major modification.  Accordingly, in connection with the Second Amendment, the outstanding unamortized discount balance of $1,899,747 related to the debt conversion feature was written off and the fair value of the conversion feature of the amended 2006 Debentures was recorded at its fair value of $1,527,389 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.  The difference between the unamortized discount balance associated with the original debt, and the fair value of the conversion feature of the new debt was included in the calculation of loss on extinguishment of debt.  The debt discount is reflected as a reduction to the 2006 Debentures on the accompanying consolidated balance sheet.  The debt discount is being amortized on a straight-line basis over the remaining term of the 2006 Debentures.

The 2006 Debenture Warrants also meet the definition of a derivative due to the cashless exercise provision.  Accordingly, we bifurcated the derivative from the 2006 Debenture Warrants (host contract) and recorded the liability at its fair value of $1,793,293 with a corresponding entry to debt discount.  The 2006 Debenture Warrants were valued using the Black-Scholes option pricing model.  The debt discount is being amortized on a straight-line basis over the remaining term of the 2006 Debentures.

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

For the years ended December 31, 2009 and 2008, we amortized $528,737 and $1,057,470, respectively, of debt discount associated with the 2006 Debentures and 2006 Debenture Warrants which is included in interest expense in the accompanying consolidated statements of operations.

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
$2,569,983

During the years ended December 31, 2009 and 2008, $418,518 and $334,950, respectively, of accrued interest was added to the 2006 Debenture principal balance.

Convertible Notes

In November 2005, we sold in a private transaction an aggregate of $3,200,000 of promissory notes convertible into shares of our common stock (the “Convertible Notes”).  We have modified the Convertible Note agreements with the holders three times since the original sale as follows:

•                  An amendment dated November 28, 2007 (the “November 2007 Amendment”);

•                  A consent and waiver agreement dated June 30, 2008 (the “June 2008 Waiver”); and

•                  An amendment dated August 20, 2008 (the “August 2008 Amendment”).

As amended, the Convertible Notes convert into shares of our common stock at a conversion price equivalent to $.80 per common share (subject to adjustment).  The Convertible Notes accrue interest at 12% per annum, payable quarterly.  For the period from July 1, 2008 through March 31, 2009, quarterly interest payments were deferred with accrued interest for the period added to the principal balance.  The maturity date of the Convertible Notes is December 31, 2011 subject to quarterly redemption payments beginning June 30, 2009 (the “Quarterly Redemption Amounts”) which are to be made solely from the Dedicated Revenue Streams.   The Dedicated Revenue Streams are identical to those defined above for the 2006 Debentures.  We made the June 30, 2009 and September 30, 2009 Quarterly Redemption Amount payments in accordance with the August 2008 Amendment.   However, the Dedicated Revenue Streams were not sufficient to pay the quarterly interest in full.  The unpaid accrued interest for the June and September quarters were added to the debt balance. The Company did not make the Quarterly Redemption Amount payment originally due on December 31, 2009.  The holders of the Convertible Notes have extended the due date for the December 2009 Quarterly Redemption Amount payment to April 30, 2010.    As of December 31, 2009, the principal balance of the Convertible Notes was $3,485,344.

In the event that the Dedicated Revenue Streams are insufficient to make a quarterly interest payment in full on any due date, the holder shall have the option to receive the unpaid balance in shares of common stock at a price equal to 85% of the average of the 5 lowest VWAPs during any 30 consecutive trading day periods during the 365 day period immediately prior to the interest payment date or, in lieu of receiving shares of common stock, may add such unpaid interest to the outstanding principal amount of the Convertible Notes. Additionally, in the event that the Dedicated Revenue Streams are not sufficient to make the cumulative Quarterly Redemption Amount payments required by the Amended Amortization Schedule with respect to the 12-month periods ending June30th, then conversion price of the Convertible Notes shall be reduced each July 1st to the lesser of (i) the then conversion price or (ii) the average of the 10 lowest VWAPs for the 60 consecutive trading day period immediately prior.  Accordingly, until December 31, 2011, the failure to make scheduled interest and/or principal payments in full does not provide the holders with the ability to declare the Company in default. However, failure to make a payment that is equal to the Dedicated Revenue Streams would be an event of default.

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

Upon filing our Quarterly Report on Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2007, we had milestone defaults and the Five Day VWAP was below the conversion price.  Accordingly, the conversion price of the Convertible Notes was reduced from $2.05 per share to $1.92 per share, from $1.92 per share to $1.57 per share, and then from $1.57 per share to $.96 per share.  The reduction in conversion price of the Convertible Notes also triggered a reduction in the conversion price of the 2006 Debentures, the 2006 Debenture Warrants and the First Amendment Warrants to $.96 per share.  For the year ended December 31, 2008, we recorded $2,624,629 for the fair value of the reductions in conversion price resulting from milestone defaults which is included in interest expense on the accompanying consolidated statements of operations with a corresponding increase to derivative liability.  We determined fair value using the Black-Scholes option pricing model.

Events of default include failure to pay principal or interest in a timely manner; a breach of a material covenant not cured within 10 days of written notice; a breach of any material representations and warranties; non-payment of any one or more obligations aggregating in excess of $100,000 for more than 20 days after the due date unless the Company is contesting the validity in good faith; the appointment of a receiver or trustee for a substantial part of our property or business without prior written consent; a money judgment filed against us in excess of $75,000; bankruptcy; a delisting of our common stock; and a stop trade action by the SEC that lasts for more than five consecutive days.  In the event that we cannot cure the default under the license agreement with BYU described in Note 2 above, it would constitute a default under the term of the Convertible Notes.

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

The anti dilution features of the Convertible Notes did not meet the definition of “standard” anti dilution features.  Therefore, the conversion feature of the Convertible Notes was considered an embedded derivative.  Accordingly, we bifurcated the derivative from the Convertible Notes (host contract) and recorded the liability at its fair value of $1,792,000 in 2005 with a corresponding entry to debt discount.  The fair value of the derivative liability was determined using the Black-Scholes option pricing model.

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

The debt discount associated with the Convertible Notes was amortized over the life of the Convertible Notes as amended by the November 2007 Amendment.  The debt discount associated with the Convertible Note Warrants was amortized over the original life of the Convertible Notes.  For the years ended December 31, 2009 and 2008, we amortized $0 and $428,491, respectively, of debt discount associated with the Convertible Notes which is included in interest expense in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2008, we recorded the fair value of the August 2008 Amendment as a charge to interest expense and a corresponding increase to derivative liability on the accompanying financial statements.  We used the Black-Scholes option pricing model to determine fair value.  The fair value of the August 2008 Amendment is comprised of the following:

August 2008 Amendment Warrants	$211,966
Reduction in conversion price of Convertible Notes	1,314,553
Reduction in exercise price of Convertible Note Warrants	649,344
$2,175,863

During the years ended December 31, 2009 and 2008, $232,769 and $150,386, respectively, of accrued interest was added to Convertible Notes principal balance.  Further, during the year ended December 31, 2008, holders converted $40,000 of accrued interest into 50,000 shares of common stock.

Including the related party note payable described below in Note 9, maturities of debt that could require cash are as follows as of December 31, 2009:

Year	Amount
2010	1,190,898
2011	8,726,342
2012	102,705
2013	112,898
2014	12,723
10,145,566
Less debt discount	(1,057,473)
$9,088,093

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

In June 2009, we entered into an agreement with an investor relations firm to provide certain services over a three month period which was subsequently renewed for two additional three month periods.  Accordingly, the agreement expired in March 2010.  Under the terms of the agreement, we agreed to issue 60,000 shares of Series B as consideration for the services for each three month period of service.  As of December 31, 2009, we had not issued the 60,000 shares that are owed for the latest renewal period.  We have valued the Series B shares at $2.25 per share which represents the liquidation preference value of the shares. We believe that the liquidation preference is the best measurement of fair value for the securities.  For the year ended December 31, 2009, we recognized $292,500 of expense for these services which is included in general and administrative expense on the accompanying consolidated statements of operations.  We have recorded an accrued liability of $135,000 for the 60,000 shares of Series B which have not been issued which are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 2009.  The holder of these shares has converted 60,000 shares of Series B into common stock.

In September 2007, we entered into an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 300,000 shares of Series B as consideration for the services.  We valued these shares at $675,000 which represents the liquidation preference value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the term of the agreement.  For the year ended December 31, 2008, we recognized $450,000 of expense for these services which is included in general and administrative expense on the accompanying consolidated statements of operations.   The 300,000 shares of Series B were converted into 240,000 and 60,000 shares of common stock during 2009 and 2008, respectively.

In September 2007, we renewed an agreement with an investor relations firm to provide certain services over a twelve month period.  Under the terms of the agreement, we issued 75,000 shares of Series B as consideration for the services.  We valued these shares at $168,750 which represents the liquidation preference value of the Series B shares that were issued.  We recorded a prepaid expense equal to the value of these shares with a corresponding entry to stockholders’ equity.  We amortized the prepaid expense over the term of the agreement.  For the year ended December 31, 2008, we recognized $119,531 of expense for these services which is included in general and administrative expense on the accompanying consolidated statements of operations.  The 75,000 shares of Series B were converted into 75,000 shares of common stock during 2009.

Equity Incentive Plan

On May 29, 2008, our shareholders approved the Ceragenix Pharmaceuticals, Inc. 2008 Omnibus Incentive Plan (the “2008 Plan”).  The purpose of the 2008 Plan is to enhance our ability to attract and retain officers, directors, key employees and other persons, and to motivate such persons to serve the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, and cash bonus awards.  Stock options granted under the 2008 Plan may be non-qualified stock options or incentive stock options, except that stock options granted to outside directors and any consultants or advisors shall in all cases be non-qualified stock options.  The 2008 Plan is administered by the Compensation Committee of the Board.  The number of common shares reserved for issuance under the 2008 Plan is 3,000,000.  During 2008, the Compensation Committee awarded 699,000 incentive stock options and 192,000 non-qualified stock options under the 2008 Plan.  There have been no other awards issued under the 2008 Plan.

For the year ended December 31, 2009 and 2008, we recorded compensation expense related to employee stock options of $533,730 and $806,402, respectively.  The stock option compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.  We did not issue any stock options during the year ended December 31, 2009.  The weighted average fair value of stock options at the date of grant issued to employees during the year ended December 31, 2008 was $.36 per share.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the year ended December 31, 2008:

Year Ended December 31, 2008
Volatility	50	% - 51%
Dividend yield	0
Risk-free interest rate	2.4	% - 3.2%
Expected term (years)	5.0

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

A summary of stock option activity for the year ended December 31, 2009 is presented below.  Except for 699,000 shares, all options presented below are non-qualified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2009	5,796,750	$1.50
Options granted	—	$—
Options exercised	—	—
Options canceled	(185,000)	1.07
Outstanding at December 31, 2009	5,611,750	$1.51	5.9 years	$—
Exercisable at December 31, 2009	4,760,750	$1.58	5.9 years	$—

The total fair value of stock options that vested during the years ended December 31, 2009 and 2008 was $715,556 and $894,741, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 was $0 as there were no options exercised during these periods. As of December 31, 2009, we had $253,952 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.1 years.

Additionally, in periods prior to 2008, we issued stock options to new scientific advisory board members. We valued these grants using the Black-Scholes pricing model.  The compensation expense is being amortized to general and administrative expense over the three year vesting period of the options. For the years ended December 31, 2009 and 2008, we amortized $5,766 and $16,779, respectively of compensation expense related to scientific advisory board options.

Warrants

In December 2008, we entered into an agreement with a financial advisor whereby we agreed to issue warrants to acquire 200,000 shares of common stock as partial compensation for the services.  The warrants have an exercise price of $.80 per share and expire in December 2013.  The warrants were valued at $17,600 using the Black-Scholes option pricing model.  We are amortizing the cost of the warrants on a straight line basis over the one year term of the agreement.  For the years ended December 31, 2009 and 2008, we amortized $16,133 and $1,467, respectively, which is reflected in general and administrative expense on the accompanying consolidated statements of operations.

For a description of warrants issued in connection with debt transactions please see Note 5 above.

(7)   INCOME TAXES

The Company did not incur any income tax expense or benefit during the years ended December 31, 2009 and 2008.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	1.18%	4.54%
Nondeductible expenses and other	(23.83)%	4.61%
Valuation allowance	(11.13)%	(43.15)%
Other	(0.22)%	0.00%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$4,380,566	$5,025,892
Accrued expenses and other	2,750,013	1,773,885
Total deferred tax assets	7,130,579	6,799,777

Deferred tax liabilities:	—	—
Net deferred tax assets before valuation allowance	7,130,579	6,799,777
Valuation allowance	(7,130,579)	(6,799,777)

Net deferred tax	$—	$—

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

Total deferred tax assets and the valuation allowance increased by $330,802 during 2009.  As of December 31, 2009, we had an estimated NOL carryforward of approximately $13.2 million for federal income tax purposes which is available to offset future taxable income, if any, through 2029.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

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

The following table represents the fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2009.  We had no financial assets subject to fair value measurement at December 31, 2009.

		Fair Value Measurements at December 31, 2009 Using
Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Debt conversion features	$2,386,009	—	—	$2,386,009
Warrant obligations	1,988,161	—	—	1,988,161
Total derivative liabilities	$4,374,170	—	—	$4,374,170

The following table presents the changes in fair value for liabilities that have no significant observable inputs (Level 3):

Level 3 Convertible Debt And Warrant Obligations
Balance at January 1, 2009	$819,226
Loss on fair value	3,554,944
Balance at December 31, 2009	$4,374,170

(9)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

License and Technology Agreements

We have an exclusive license agreement, as amended, with Brigham Young University (the “BYU License”) with respect to the Ceragenin™ technology.  The BYU License requires us to pay quarterly research and development support fees of $22,500 and royalty payments equal to 2% - 10% of adjusted gross sales (as defined in the agreement) on any product we sell using the licensed technology.  The royalty is subject to an annual minimum royalty. The minimum annual royalty was $100,000 in 2008, $200,000 in 2009, and $300,000 in 2010 and each year thereafter.  As of December 31, 2009, we had not made the payment which was due in 2009 nor have we made the quarterly support fee payments that were due on August 1, 2009 and November 1, 2009.  These delinquent payments represent a technical default under the terms of the BYU License.  The $245,000 balance is reflected as accrued licensing fees on the accompanying consolidated balance sheet as of December 31, 2009.  We are also obligated to reimburse BYU for any legal expenses associated with patent protection and expansion.  For the years ended December 31, 2009 and 2008, we were charged $117,684 and $75,678, respectively, for legal expenses by BYU.  These legal fees are included in general and administrative expense in the accompanying consolidated statements of operations.  During the year ended December 31, 2009, we did not reimburse BYU for these legal fees in accordance with the required timeframes set forth in the BYU License agreement.  These delinquent payments also represent a technical default under the terms of the BYU License.  As of December 31, 2009, we have recorded $94,663 in unpaid legal fees owed to BYU which are included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheet.  The term of the BYU license is for the life of the underlying patents which expire commencing in 2022.  On April 7, 2010, BYU declared us in breach of the agreement.  Under the terms of the BYU License, we have 30 days to cure the breach.  If we cannot cure the breach, the BYU License will be terminated.

We also have an exclusive license agreement with the Regents of the University of California (the “UC Agreement”) with respect to our Barrier Repair technology.  The UC Agreement requires us to pay a royalty of 5% of net sales as defined in the agreement.  The royalty is subject to an annual minimum royalty of $50,000.  Upfront and milestone payments received from sub-licensed products are subject to a 15% royalty.  The UC Agreement is for the life of the underlying patents which expire in 2014.  In addition, the UC Agreement requires reimbursement for legal expenses associated with patent protection and expansion.  During the years ended December 31, 2009 and 2008, we were charged $14,430 and $14,440, respectively, for legal fees associated with the UC Agreement.  These legal fees are included in general and administrative expense in the accompanying consolidated statements of operations.

Transactions with Osmotics

Osmotics is the former parent company of Ceragenix Corporation and holds 12,222,170 shares of our common stock and warrants to acquire 1,007,161 shares of our common stock at a price of $2.18 per share.  Additionally, our Chairman and Chief Executive Officer is a shareholder of Osmotics and his spouse is Osmotics’ Chairperson and Chief Executive Officer.  During the years ended December 31, 2009 and 2008, we had or were affected by the following transactions with Osmotics.

Osmotics Sublicense Agreement and Triceram® Acquisition

We obtained our rights to the UC Agreement pursuant to a technology transfer agreement with Osmotics.  Osmotics was the exclusive licensee under the UC Agreement until May 2005, at which time it assigned its rights to Ceragenix Corporation.  In August 2006, we entered into a sublicense agreement with Osmotics (the “Sublicense Agreement”) whereby we granted Osmotics the right to use the Barrier Repair technology to develop and market cosmetic, non-prescription products (as defined in the agreement).  The Sublicense Agreement called for Osmotics to pay us either (1) one-half of the minimum royalty described above or (2) 5% of net sales of Osmotics products using the Barrier Repair technology in the event that royalty payments made by the Company exceed the minimum royalty.   The Sublicense Agreement also required Osmotics to pay 50% of all legal expense reimbursements under the UC Agreement.  Additionally, the Sublicense Agreement granted us the right, at our sole option, to purchase the formulation for Triceram®, a non prescription product sold by Osmotics using the Barrier Repair technology.  The purchase price was $616,000, of which $100,000 was previously paid during 2006. The purchase price was negotiated and approved by the disinterested members of our Board. Under the terms of the DRL Agreement, we were required to purchase the Triceram® formulation by November 2008.  We did not purchase Triceram® during 2008 as we did not have sufficient capital resources to do so.

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

In connection with amending the Sublicense Agreement, we exercised the purchase option to acquire Triceram®.  We recorded the purchase at fair value. We do not intend on marketing Triceram® as we believe that its highest and best use is as a “defensive asset.” We have allocated the purchase price of $516,000 to a long-lived intangible asset which is reflected as an other asset on the accompanying consolidated balance sheets.  We are amortizing the asset over the remaining life of the patent underlying the UC Agreement at the time of the acquisition (64 months).  For the year ended December 31, 2009, we amortized $80,625 which is included in general and administrative expenses on the accompanying consolidated statements of operations.

In connection with acquiring Triceram®, we issued to Osmotics a promissory note.  The note bears interest at 9.5% per annum and the payment terms are described above.  We applied three outstanding receivables from Osmotics totaling $49,606 to the purchase price and note balance (inclusive of the $16,202 described above).  The note is reflected as note payable, related party on the accompanying consolidated balance sheet.

For the years ended December 31, 2009 and 2008, we charged Osmotics $3,084 and $7,716, respectively, for legal expenses under the UC Agreement.   We have recorded these charges to Osmotics as a reduction of general and administrative expense on the accompanying consolidated statements of operations.   Additionally, for the year ended December 31, 2008, licensing fees were reduced by $25,000 for the portion of the minimum royalty previously borne by Osmotics.

Shared Services Agreement

Given the early stage of our business, management has determined that it is more practical for us to utilize existing Osmotics resources rather than procure them on our own.  Accordingly, the Company and Osmotics entered into a shared services agreement (the “Shared Services Agreement”) whereby Osmotics provides office space and other back office support for accounting, human resources, payroll, systems, and information technology.  The charge for such services is $5,000 per month.  The Shared Services Agreement has been extended until December 31, 2010.  The Shared Services Agreement also contemplates that Osmotics may ask certain of our officers to assist them with certain projects.  In the event that our officers spend any time on the business of Osmotics, the Shared Services Agreement allows us to charge Osmotics for the cost of these services which is offset against the monthly charge described above.  In certain instances, we have not charged Osmotics for the time spent by an executive.  However, the Company believes that the time not charged is nominal and not material to the Company’s financial statements.  For the years ended December 31, 2009 and 2008, we recorded $59,584 and $60,000, respectively, net, under the Shared Services Agreement.  We have recorded such charges as general and administrative expense in the accompanying consolidated statements of operations.

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

(10)         GEOGRAPHIC INFORMATION

Revenue by geographic region as determined by where the product is sold was as follows for the years ended December 31, 2009 and 2008:

	2009	2008
United States	$1,942,494	$756,224
Canada	128,195	—
Asia	35,616	—
	$2,106,305	$756,224

We had no long-lived assets or operations outside of the United States as of and for the years ended December 31, 2009 and 2008.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.               Controls and Procedures

This Form 10-K includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Form 10-K does not include an attestation of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The name, age, and position with our company of each director and executive officer is as follows:

Name	Age	Position	Director/Officer Since
Steven S. Porter	60	Chief Executive Officer, Chairman and Director	2005
Jeffrey S. Sperber	45	Chief Financial Officer and Director	2005
Russell L. Allen	63	Vice President of Corporate Development	2005
Alberto J. Bautista	59	Director	2005
Michel Darnaud	59	Director	2005
Philippe J.C. Gastone	55	Director and Chair of Compensation Committee	2005
Cheryl A. Hoffman-Bray	53	Director and Chair of Audit Committee	2005

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

Jeffrey S. Sperber has served as the Company’s Chief Financial Officer since May 2005.  Prior to joining us, he served as the Chief Financial Officer of Osmotics Corporation from June 2004 until May 2005.  He has served as Chief Financial Officer of Ceragenix Corporation since June 2004.  From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies, including Osmotics Corporation.  From March 2001 through January 2004, Mr. Sperber served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000.  From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi-family housing communities.  At USOL, Mr. Sperber led a successful public offering of USOL’s common stock.  From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., which was subsequently acquired by Comcast.  From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities.  From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado.  Mr. Sperber received a CPA license in the State of Colorado, which has since expired.  Mr. Sperber was appointed as an outside director of Omni Bio Pharmaceutical Corporation in October 2009 where he also serves as Audit Committee Chair.

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

Cheryl A. Hoffman-Bray was elected as a director of the Company in June 2005. Since August 2006, Ms. Hoffman-Bray has served as the Chief Financial Officer and Vice President of the Education Development Center, Inc., a non-profit organization that manages projects addressing world-wide education and health care needs.  From October 2004 through March 2006, she served as the Senior Advisor to the Executive Dean of Harvard University.  She served as the Dean of Finance and Chief Financial Officer of Harvard’s Faculty of Arts and Sciences from March 2000 until October 2004. Ms. Hoffman Bray served as Chief Financial Officer and Senior Vice President of Finance at the Beth Israel Deaconess Medical Center in Boston, Massachusetts from May 1998 to May 1999, and from October 1996 until May 1998, she served as the Medical Center’s Vice President of Finance. Prior to its merger with Beth Israel, Ms. Hoffman Bray served as the Senior Vice President and Chief Financial Officer of the New England Deaconess Hospital beginning in January 1995. From June 1984 to December 1994, she worked for Albany Memorial Health Systems, Inc., serving as their Vice President and Chief Financial Officer from July 1989 until December 1994 and as the Controller and Director of Fiscal Services from June 1984 until July 1989. From 1980 until May 1984, she was employed by Coopers & Lybrand.  Ms. Hoffman Bray graduated from the State University of New York at Albany 1979 with a Bachelor of Science in Accounting and received her Master of Science from the University in 1980. Ms. Hoffman Bray is a director of the Boston Club and a director of the Harvard Cooperative Society.

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

Board and Committee Information

During the Company’s 2009 fiscal year, the Board of Directors (the “Board”) conducted two regular meetings. The Board consists of six members of whom four (Ms. Hoffman-Bray and Messrs. Bautista, Gastone, and Darnaud) are independent directors as defined under the rules promulgated by the SEC and the Nasdaq Stock Market.  The Board also took three actions by written consent. Each director attended more than 67% of the total number of meetings of the Board and Committees on which he or she served. It is not the policy and practice of the Company that all directors and all nominees for election to the Board attend the Annual Meeting of Stockholders. The Company did not hold an annual meeting of shareholders in 2009.  The standing committees of the Board are the Audit and Compensation Committees.

Audit Committee

The Company’s Audit Committee (“Audit Committee”) is comprised of Ms. Hoffman-Bray and Messrs. Gastone and Darnaud, all of whom are independent directors under the rules promulgated by the SEC and the Nasdaq Stock Market.  The Audit Committee reviews the independent registered public accounting firm’s reports and audit findings, the scope and plans for future audit programs, independence of the independent registered public accounting firm, and annual financial statements.  The Audit Committee also recommends the choice of independent registered public accounting firm to the full Board.  The Audit Committee has the sole authority to retain and terminate the Company’s independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by the Company’s independent registered public accounting firm. Six Audit Committee meetings were held in 2009.  The Company’s Board of Directors has adopted a written charter for the Audit Committee, which is available on the Company’s web site at www.ceragenix.com under the Investor Relations section.  The Board of Directors has determined that Ms. Hoffman-Bray and Mr. Gastone are “audit committee financial experts,” as defined under SEC rules, and satisfy the Nasdaq financial sophistication requirements, as a result of their knowledge, abilities, and experience.

Compensation Committee

The Company’s Compensation Committee (“Compensation Committee”) is currently comprised of Messrs. Bautista, Darnaud and Gastone, all independent directors.  The Compensation Committee reviews and makes recommendations to the Board concerning the compensation paid to the Company’s officers.  The Compensation Committee held two meetings in 2009.  The Company’s Board of Directors has adopted a written charter for the Compensation Committee, which is available on the Company’s web site at www.ceragenix.com under the Investor Relations section.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, our directors, and persons who own more than ten percent of a registered class of our equity securities, to file changes in ownership on Form 4 or Form 5 with the SEC. These executive officers, directors, and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of these forms, we believe that all Section 16(a) reports applicable to our executive officers, directors, and ten-percent stockholders with respect to reportable transactions during the year ended December 31, 2009 were filed on a timely basis.

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

The Audit Committee of the Board of Directors has oversight responsibility for the Company’s financial reporting processes and the quality of its financial reporting. In reporting this oversight function, the Audit Committee relied upon information and advice received in discussions with the Company’s management and with the auditors, GHP Horwath, P.C.

Management has the primary responsibility for the system of internal controls and the financial reporting process.  The independent accountants have the responsibility to express an opinion on the financial statements based on an audit conducted in accordance with generally accepted auditing standards.  The Audit Committee has the responsibility to monitor and oversee these processes.

In connection with the December 31, 2009, financial statements, the Audit Committee: (1) reviewed and discussed the audited financial statements with management including the quality of the accounting principles applied and significant judgments used in preparing the Company’s financial statements, (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 61, including the independent auditor’s judgment of accounting principles applied and significant judgments used in preparing the Company’s financial statements, and (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1 (Communication with Audit Committee) and discussed with the auditors the independence of GHP Horwath, P.C. Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

During 2009 there were three key elements used to compensate the Company’s executives consisting of base salary, stock options and cash bonuses.  The Compensation Committee makes its recommendation to the Board regarding salary levels of officers and key employees, stock options and cash bonus awards based on information derived from a third party survey.  The Board reviews management’s future goals and strategies at least yearly to ensure that they are aligned with those of the stockholders and that they provide a sound growth platform that will enhance stockholder value in both the long and short term. In making its recommendations concerning executive compensation, the Committee reviews individual levels of responsibility, scope and complexity of the executive’s position and an evaluation of each individual’s role and performance in advancing the business strategies of the Company. The individual’s and Company’s performance are compared to the executive salary ranges for other companies of similar size and industry.

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

During 2009, there were certain events that the Compensation Committee considered to be important with respect to determining compensation for key executives of the Company. These events included:

•                  Progress towards commercialization transactions for the Ceragenin™ technology;

•                  Improvement in the Company’s capital structure;

•                  Expansion of EpiCeram® into international markets; and

•                  The financial resources of the Company

The annual base salaries of Steven Porter, the Company’s Chief Executive Officer, Jeffrey Sperber, the Company’s Chief Financial Officer, and Carl Genberg,  former Senior Vice President, were $250,000, $210,000, and $230,000, respectively, in 2009.  These amounts were unchanged from 2008 and 2007.   These officers were not awarded stock option grants or cash bonuses for 2009 due to the financial resources of the Company.

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

The following table represents the current status of the outstanding equity compensation awarded pursuant to the policies described above.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Compensation awards not subject to a qualified plan	4,855,750	$1.63	N/A
2008 Ceragenix Pharmaceuticals, Inc. Omnibus Incentive Plan	756,000	$0.73	2,244,000

Executive Compensation

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2009 by (1) each person who served as the principal executive officer of Ceragenix during fiscal year 2009; (2) Ceragenix two most highly compensated executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of Ceragenix as of December 31, 2009.

Salary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(4)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Steven S. Porter	2009	$250,000	$—	—	$93,983	—	—	—	$343,983
Chief Executive Officer	2008	$250,000	$87,500	—	$114,037	—	—	—	$451,537

Jeffrey S. Sperber	2009	$210,000	$—	—	$84,078	—	—	—	$294,078
Chief Financial Officer	2008	$210,000	$73,500	—	$102,061	—	—	—	$385,561

Carl Genberg(5)	2009	$230,000	$—	—	$89,015	—	—	—	$319,015
Former Senior Vice President	2008	$230,000	$80,500	—	$108,022	—	—	—	$418,522

(1)           Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718-10-25.  ASC 718-10-25 requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description ASC 718-10-25 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

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

(4)                                  2008 cash bonuses are considered earned, have been accrued on the Company’s financial statements, but have not been paid.  The bonuses will be paid at such time that the Board determines that the Company has sufficient cash to pay the bonuses.

(5)                                  Mr. Genberg’s employment was terminated effective March 29, 2010.

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

We did not issue any stock options during the year ended December 31, 2009.  The weighted average fair value of stock options at the date of grant issued to employees during the year ended December 31, 2008 was $.36 per share.  We determine fair value using the Black-Scholes option pricing model.  We used the following assumptions to determine the fair value of stock option grants during the year ended December 31, 2008:

Year Ended December 31, 2008
Volatility	50	% - 51%
Dividend yield	0
Risk-free interest rate	2.4	% - 3.2%
Expected term (years)	5.0

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

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven S. Porter (1)	1,196,200	151,000	151,000	$.73 - $2.25	2015 - 2018	—	—	—	—

Jeffrey S. Sperber (2)	620,300	135,000	135,000	$.73 - $2.25	2015 - 2018	—	—	—	—

Carl Genberg (3)	783,200	143,000	143,000	$.73 - $2.25	2015 - 2018	—	—	—	—

Russell Allen (4)	470,300	135,000	135,000	$.73 - $3.80	2015 - 2018	—	—	—	—

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

(3)           Common share purchase options to acquire 550,000 shares of common stock at $1.00 per share were granted on May 10, 2005 in connection with the Merger.  These options were fully exercisable (vested) upon grant.  On June 30, 2006, Mr. Genberg received common share purchase options to acquire 90,200 shares of common stock at $2.25 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2007, Mr. Genberg received common share purchase options to acquire 143,000 shares of common stock at $1.83 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  On June 6, 2008, Mr. Genberg received common share purchase options to acquire 143,000 shares of common stock at $.73 per share.  These options vest over a three year period (1/3 each one year anniversary date from grant).  Mr. Genberg’s employment was terminated effective March 29, 2010.

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

Director Compensation

Stock Options

All outside directors will receive options to acquire 70,000 shares of our common stock upon joining our Board. Such options will vest 100% on the first anniversary of the date of grant.  Outside directors may also each receive annual grants of options to purchase shares of our common stock, the timing and other terms to be determined by the Compensation Committee of our Board. All options shall be priced at fair market value on the date of grant.  In June 2006, the Compensation Committee approved granting options to acquire 33,000 shares of common stock (each) to Mr. Gastone and Ms. Hoffman-Bray and options to acquire 30,000 shares of common stock (each) to Messrs. Bautista and Darnaud.  These options have an exercise price of $2.25 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant).  In June 2007, the Compensation Committee approved granting options to acquire 48,000 shares of common stock to each of the outside directors.  These options have an exercise price of $1.83 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant). In June 2008, the Compensation Committee approved granting options to acquire 48,000 shares of common stock to each of the outside directors.  These options have an exercise price of $.73 per share and vest over a three year period (1/3 on each one year anniversary from the date of grant).The Compensation Committee has set the June Board meeting as the date to issue annual option grants.

Cash Compensation

All outside directors are compensated $1,000 per meeting day for meetings attended in person and $500 per telephonic board meeting. All outside directors receive an annual retainer of $25,000.  The Chairperson of the Audit Committee also receives an additional retainer of $5,000 per year. Annual retainers are payable quarterly in arrears.  Further, each Audit Committee member is paid $500 per Audit Committee meeting attended whether in person or by telephone. Travel time shall not be considered a meeting day. Under the terms of the Amended Convertible Debt Agreements, the annual retainers are to be accrued, but not paid, until the earlier of (i) June 30, 2010 and (ii) the date that 50% of the initial aggregate principal amount of such debt is no longer outstanding and has been redeemed.  Accordingly, we have not made any quarterly retainer payments subsequent to June 30, 2008.  As of December 31, 2009, we have accrued $157,500 in unpaid annual retainer fees.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting. For domestic travel, only coach airfare will be reimbursed; for international travel we will reimburse for business class.

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each person who was a director as of December 31, 2009, with the exception of Mr. Porter and Mr. Sperber, who are not compensated for their director responsibilities.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Michel Darnaud (5) Director	$29,000	—	$29,800	—	—	—	$58,800

Cheryl A. Hoffman Bray (6)	$35,000	—	$30,660	—	—	—	$65,660
Director and Chair of Audit Committee

Philippe J.C.Gastone (7)	$29,000	—	$30,660	—	—	—	$59,660
Director and Chair of Compensation Committee

Alberto J. Bautista (8) Director	$26,000	—	$29,800	—	—	—	$55,800

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

(4)           Includes $25,000 of cash compensation accrued but not paid for Messrs. Bautista and Gastone, $26,000 of accrued but unpaid cash compensation for Mr. Darnaud, and  $31,000 of accrued but unpaid cash compensation for Ms. Hoffman-Bray.

(5)           Includes 126,000 shares that Mr. Darnaud is entitled to purchase through stock options granted on June 30, 2006 and June 6,

2007 and 2008 in connection with the annual director grants of which 78,000 shares are currently exercisable.

(6)           Includes 129,000 shares that Ms. Hoffman-Bray is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 81,000 shares are currently exercisable.

(7)           Includes 129,000 shares that Mr. Gastone is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 81,000 shares are currently exercisable.

(8)           Includes 126,000 shares that Mr. Bautista is entitled to purchase through stock options granted on June 30, 2006 and June 6, 2007 and 2008 in connection with the annual director grants of which 78,000 shares are currently exercisable.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 1, 2010, with respect to beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding stock, by each of our directors and nominees for director, by certain executive officers, and by all officers and directors of the Company as a group.  Unless otherwise noted, each stockholder has sole investment and voting power over the shares owned.

Name & Address(1)	Shares Beneficially Owned
of Beneficial Owner	Number(1)(2)	Percent(3)
Steven S. Porter(4)	1,202,867	6.2%
Jeffrey S. Sperber(5)	620,300	3.3%
Russell Allen(7)	480,500	2.6%
Michel Darnaud(8)	148,000.9%
Cheryl A. Hoffman Bray(9)	158,000.8%
Philippe J.C. Gastone(10)	158,000.8%
Alberto J. Bautista(11)	148,000.9%
Osmotics Corporation(12) 1444 Wazee Street, Suite 210 Denver, Colorado 80202	1,149,762	6.0%
Executive Officers and Directors as a Group(13)	14,920,236	69.7%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and means voting or investment power with respect to securities. Except as indicated below, the individuals or groups named in this table have sole voting and investment power with respect to all shares of Common Stock indicated above.

(2)	Includes shares that may be acquired upon the exercise of outstanding options that were exercisable within 60 days of April 1, 2010.
(3)

Shares of Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2010 are deemed to be outstanding and beneficially owned by the person or group holding such option for purposes of computing such person’s or group’s percentage ownership as of April 1, 2010, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group as of April 1, 2010.

(4)

Includes 721,200 shares that Mr. Porter is entitled to purchase through currently exercisable options and 475,000 shares that his spouse, Mrs. Francine Porter, is entitled to purchase through a currently exercisable option.  Does not include the shares issued in the Merger that may become owned by Mr. Porter upon distribution by Osmotics Corporation as described under Certain Relationships and Related Transactions, and Director Independence below.

(5)	Represents shares that Mr. Sperber is entitled to purchase through currently exercisable options.
(6)	Not used.
(7)	Includes 470,300 shares that Mr. Allen is entitled to purchase through currently exercisable options.
(8)	Represents shares that Mr. Darnaud is entitled to purchase through currently exercisable options.
(9)	Represents shares that Ms. Hoffman-Bray is entitled to purchase through currently exercisable options.
(10)

Represents shares that Mr. Gastone is entitled to purchase through currently exercisable options.  Does not include the shares issued in the Merger that may become beneficially owned by Mr. Gastone upon distribution by Osmotics Corporation as described under Certain Relationships and Related Transactions, and Director Independence below.

(11)	Represents shares that Mr. Bautista is entitled to purchase through currently exercisable options.
(12)

Includes 992,161 shares that Osmotics is entitled to purchase through a warrant, which warrant is immediately exercisable. Excludes 12,004,569 shares of our common stock owned by Osmotics that have been deposited under an escrow agreement with Corporate Stock Transfer, Inc. (the “Escrow Agreement”), pending an exchange offering with the Securityholders of

Osmotics.  Pursuant to the terms of the Escrow Agreement, an irrevocable proxy has been granted by Osmotics to our Board to vote these shares (i) in favor of the Board’s nominees for director, and (ii) on other matters, as determined by a majority of our Board.  This proxy terminates upon distribution of the shares to the Osmotics shareholders at which point the shares will be voted by the respective Osmotics’ shareholders.

(13)

Includes 12,004,569 shares of common stock held in escrow on behalf of Osmotics but voted as determined by a majority of our Board under an irrevocable proxy (see description above) and (ii) 3,682,0004 shares that directors and officers are entitled to purchase through currently exercisable options.  Does not include the shares issued in the Merger that may become beneficially owned by directors and officers upon distribution by Osmotics as described under Certain Relationships and Related Transactions, and Director Independence, below.

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

Based on its ownership of approximately 67 % of the Company’s issued and outstanding common stock, Osmotics may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

During the years ended 2009 and 2008, the Company paid Osmotics $59,584 and $60,000, net, respectively, under a shared services agreement.

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

Item 14.                 Principal Accountant Fees and Services

Audit Fees

GHP Horwath P.C. billed or expects to bill $53,750 in 2009 and $49,200 in 2008 for professional services rendered to the Company for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings.

Audit-Related Fees

GHP Horwath P.C. billed $0 in 2009 and $0 in 2008 for professional services rendered to the Company for assurance and related services that were related to the performance of the audit.

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

Exhibit Number	Description
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

10.16

Third Amendment to the Exclusive License Agreement by and between Brigham Young University and Ceragenix Pharmaceuticals, Inc. dated October 21, 2008 (filed as exhibit 10.16 to registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2009 and incorporated herein by reference).

10.17

Second Amendment Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated March 16, 2009 (filed as exhibit 10.17 to registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2009 and incorporated herein by reference).

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

CERAGENIX PHARMACEUTICALS, INC., a Delaware Corporation
Date:	April 14, 2010	By:	/s/ Steven S. Porter
Steven S. Porter
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Steven S. Porter	Chief Executive Officer and Chairman of the Board	April 14, 2010
Steven S. Porter	(Principal Executive Officer)

/s/ Jeffrey S. Sperber	Chief Financial Officer and Director (Principal Financial	April 14, 2010
Jeffrey S. Sperber	Officer and Principal Accounting Officer)

/s/ Michel Darnaud	Director	April 14, 2010
Michel Darnaud

/s/ Philippe Gastone	Director	April 14, 2010
Philippe Gastone

/s/ Alberto Bautista	Director	April 14, 2010
Alberto Bautista

/s/ Cheryl A. Hoffman-Bray	Director	April 14, 2010
Cheryl A. Hoffman-Bray

EXHIBIT INDEX

Exhibit Number		Description
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

10.1	*

Employment Agreement by and among Osmotics Pharma, Inc. and Steven S. Porter dated as of January 1, 2005 (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.2	*

Employment Agreement by and among Osmotics Pharma, Inc. and Jeffrey Sperber dated as of January 1, 2005 (filed as exhibit 10.5 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.3	*

Employment Agreement by and among Osmotics Pharma, Inc. and Carl Genberg dated as of January 1, 2005 (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on May 16, 2005 and incorporated herein by reference)

10.4	*

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

Exhibit Number		Description
10.9

Agreement Not to Compete between Osmotics Corporation and Osmotics Pharma, Inc. dated May 10, 2005 (filed as exhibit 10.11 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.1	0

Exclusive License Agreement by and between Brigham Young University and Osmotics Corporation, dated May 1, 2004 (filed as exhibit 10.14 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-125967) filed with the SEC on June 20, 2005 and incorporated herein by reference)

10.1	1

Form of Amended and Restated Security Agreement (filed as exhibit 10.3 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1	2

Form of Securities Purchase Agreement (filed as exhibit 10.4 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1	3

Form of Subsidiary Guarantee (filed as exhibit 10.6 to registrant’s Current Report on Form 8-K (Commission File No. 000-50470) filed with the SEC on December 8, 2006 and incorporated herein by reference)

10.1	4

Form of Limited Standstill Agreement by and between Osmotics Corporation and Ceragenix Pharmaceuticals, Inc. (filed as exhibit 10.24 to registrant’s Registration Statement on Form SB-2 (Commission File No. 333-139627) filed with the SEC on December 22, 2006 and incorporated herein by reference)

10.1	5‡

Distribution and Supply Agreement between Dr. Reddy’s Laboratories, Inc. and Ceragenix Pharmaceuticals, Inc. dated November 16, 2007 (filed as exhibit 10.15 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference).

10.1	6

Third Amendment to the Exclusive License Agreement by and between Brigham Young University and Ceragenix Pharmaceuticals, Inc. dated October 21, 2008 (filed as exhibit 10.16 to registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2009 and incorporated herein by reference).

10.1	7

Second Amendment Patent Sublicense Agreement between Ceragenix Corporation and Osmotics Corporation dated March 16, 2009 (filed as exhibit 10.17 to registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2009 and incorporated herein by reference).

14.1		Code of Ethics (filed as exhibit 14.1 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference). Certification of Chief Executive Officer
21.1		Subsidiaries of the Registrant (filed as exhibit 21.1 to registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 and incorporated herein by reference).
31.1	†	Certification of Chief Executive Officer
31.2	†	Certification of Chief Financial Officer
32.1	†	Section 1350 Certification

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